Form 10-Q
period 1994-06-30
PHOENIX RESOURCE COMPANIES INC
filed 1994-08-03
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the Quarterly Period Ended

                                 JUNE 30, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________  to __________

                          Commission file number 1-547

                           _________________________

                      THE PHOENIX RESOURCE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                       95-1927105
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

        6525 North Meridian Avenue
         Oklahoma City, Oklahoma                               73116-1491
 (Address of Principal Executive Offices)                      (Zip Code)

                                (405) 728-5100
             (Registrant's Telephone Number, Including Area Code)

                           _________________________


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                      Yes   X     No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                      Yes   X     No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     At July 27, 1994 there were 4,049,679 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS
                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                Page
  Consolidated Balance Sheet at June 30, 1994 and December 31, 1993   . . . . . . .           3

  Consolidated Statement of Income  -
     Three Months and Six Months Ended June 30, 1994 and 1993   . . . . . . . . . .           4

  Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . .           5

  Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . .           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .           8

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .          10

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                    (In thousands, except per share amounts)

                                     ASSETS
                                                                                  JUNE 30,            December 31,
                                                                                    1994                 1993
                                                                                    ----                 ----
Current Assets:                                                                  (Unaudited)
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .     $23,570              $25,248
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,205                2,211
 Receivable for payment of foreign taxes . . . . . . . . . . . . . . . . . . .       4,818                9,517
 Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         240                   37
                                                                                   -------              -------
                                                                                    32,833               37,013
                                                                                   -------              -------
Property and Equipment, at cost:
 Oil and gas properties (using successful efforts accounting)  . . . . . . . .      19,848               19,673
 Other property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .       1,974                1,985
                                                                                   -------              -------
                                                                                    21,822               21,658
Less:  Accumulated depreciation, depletion and amortization  . . . . . . . . .      13,327               12,590
                                                                                   -------              -------
 Net Property and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . .       8,495                9,068

Deferred Receivable for payment of foreign taxes   . . . . . . . . . . . . . .       8,120                8,007
Other Assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         253                  278
                                                                                   -------              -------
                                                                                   $49,701              $54,366
                                                                                   =======              =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,630                 $300
 Accrued foreign taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,818                9,517
 Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         435                  574
                                                                                   -------              -------
                                                                                     6,883               10,391
                                                                                   -------              -------
Long-Term Obligations:
 Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,120                8,007
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         973                1,269
                                                                                   -------              -------
                                                                                     9,093                9,276
                                                                                   -------              -------
Commitments and Contingencies (Note 4)

Stockholders' Equity (Deficit):
 Preferred stock, par value $0.01 (authorized 5,000 shares, none
  outstanding)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                   --
 Common stock, par value $0.01 (authorized 10,000 shares, 4,050
  shares outstanding in 1994 and 4,235 in 1993)    . . . . . . . . . . . . . .          42                   42
 Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,426               39,408
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (689)              (4,751)
 Treasury stock, at cost (189 shares in 1994)  . . . . . . . . . . . . . . . .      (5,054)                  --
                                                                                   -------              -------
                                                                                    33,725               34,699
                                                                                   -------              -------
                                                                                   $49,701              $54,366
                                                                                   =======              =======

      The accompanying notes are an integral part of this balance sheet.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended      Six Months Ended
                                                               ------------------      ----------------
                                                                    June 30,               June 30,
                                                                1994        1993        1994       1993
                                                                ----        ----        ----       ----
Revenues:
    Oil and gas revenues  . . . . . . . . . . . . . . . . .    $5,786     $ 5,997     $10,260     $11,497
    Revenues dedicated to foreign tax liability . . . . . .     2,756       2,893       4,818       5,397
                                                               ------      ------      ------     -------
      Operating revenues  . . . . . . . . . . . . . . . . .     8,542       8,890      15,078      16,894
    Supplemental purchase price payment . . . . . . . . . .        --       4,000          --       4,000
    Interest and other income . . . . . . . . . . . . . . .       245        176          486         399
                                                               ------      ------      ------     -------
                                                                8,787      13,066      15,564      21,293
                                                               ------      ------      ------     -------
Costs and Expenses:
    Production costs  . . . . . . . . . . . . . . . . . . .     1,656       1,534       2,758       2,706
    Exploration, including dry holes  . . . . . . . . . . .       125          77       1,028         137
    Depreciation, depletion and amortization  . . . . . . .       399         644         745       1,217
    General and administrative  . . . . . . . . . . . . . .       687         752       1,615       1,840
    Interest  . . . . . . . . . . . . . . . . . . . . . . .        --          43          --          94
                                                               ------      ------      ------     -------
                                                                2,867       3,050       6,146       5,994
                                                               ------      ------      ------     -------

Income before income taxes and extraordinary
    loss  . . . . . . . . . . . . . . . . . . . . . . . . .     5,920      10,016       9,418      15,299
Provision for income taxes:
    U.S. alternative minimum tax  . . . . . . . . . . . . .        70         151         122         216
    Foreign . . . . . . . . . . . . . . . . . . . . . . . .     2,756       2,893       4,818       5,397
                                                               ------      ------      ------     -------

Income before extraordinary loss  . . . . . . . . . . . . .     3,094       6,972       4,478       9,686
Extraordinary loss:
    Early extinguishment of debt  . . . . . . . . . . . . .        --        (174)         --        (174)
                                                               ------      ------      ------     -------

      Net income  . . . . . . . . . . . . . . . . . . . . .    $3,094     $ 6,798      $4,478     $ 9,512
                                                               ======      ======      ======     =======
Income Per Share:
    Weighted average common and common
      equivalent shares outstanding . . . . . . . . . . . .     4,136       4,246       4,211       4,244
                                                               ======      ======      ======     =======
    Income before extraordinary loss  . . . . . . . . . . .    $ 0.75      $ 1.64      $ 1.06     $  2.28
                                                               ======      ======      ======     =======
    Net income  . . . . . . . . . . . . . . . . . . . . . .    $ 0.75      $ 1.60      $ 1.06     $  2.24
                                                               ======      ======      ======     =======


      The accompanying notes are an integral part of this statement.

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (In thousands)
                                 (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                          --------------------------
                                                                            1994             1993
                                                                          ---------        ---------
Cash flows from operating activities:
  Cash received from purchasers . . . . . . . . . . . . . . . . . . . .   $  8,422         $ 12,154
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . .     (4,234)          (4,357)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             (105)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .       (379)            (362)
  Interest and other cash receipts  . . . . . . . . . . . . . . . . . .        323              184
                                                                          --------         --------
    Net cash provided by operating activities . . . . . . . . . . . . .      4,132            7,514
                                                                          --------         --------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .     (1,415)          (2,027)
  Proceeds from sales of property and equipment . . . . . . . . . . . .         --               85
                                                                          --------         --------
    Net cash used in investing activities . . . . . . . . . . . . . . .     (1,415)          (1,942)
                                                                          --------         --------

Cash flows from financing activities:
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . .     (3,997)              --
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (416)              --
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . . .         --             (400)
  Proceeds from stock options exercised . . . . . . . . . . . . . . . .         18              139
                                                                          --------         --------
    Net cash used in financing activities . . . . . . . . . . . . . . .     (4,395)            (261)
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . .     (1,678)           5,311
Cash and cash equivalents, beginning of period  . . . . . . . . . . . .     25,248           11,486
                                                                          --------         --------
    Cash and cash equivalents, end of period  . . . . . . . . . . . . .   $ 23,570         $ 16,797
                                                                          ========         ========

Reconciliation of net income to net cash provided by operating activities:

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  4,478         $  9,512
                                                                          --------         --------

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization  . . . . . . . . . . . . . .        745            1,217
  Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . .      1,028              137
  Supplemental purchase price payment . . . . . . . . . . . . . . . . .         --           (4,000)
  Decrease (increase) in accounts receivable related to operating
    activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,994)             595
  Increase in accounts payable related to operating activities. . . . .        273              662
  Decrease in accrued liabilities related to operating activities . . .       (139)            (384)
  Other noncash items . . . . . . . . . . . . . . . . . . . . . . . . .       (259)            (225)
                                                                          --------         --------
    Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . .       (346)          (1,998)
                                                                          --------         --------
    Net cash provided by operating activities . . . . . . . . . . . . .   $  4,132         $  7,514
                                                                          ========         ========


      The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

         All references herein to the "Company" mean The Phoenix Resource Companies, Inc. and/or one or more of its wholly-owned subsidiaries. The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with accounting policies set forth in the Company's 1993 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for such periods.

NOTE 2 -- CAPITAL STOCK AND OPTIONS:

         Capital Stock -- On March 31 and June 30, 1994 the Company paid a $0.05 per share dividend on its Common Stock.

         Treasury Stock -- In conjunction with the secondary public offering of 30% of the Company's Common Stock completed in March 1994, on April 20, 1994 the Company purchased 128,801 shares of its Common Stock at $26.93 per share.

         During the second quarter of 1994 the Company purchased 60,000 shares of its Common Stock at $26.38 per share. At June 30, 1994 an accounts payable of $1.1 million was recorded in connection with the purchase of 40,000 of these shares.

         Stock Options -- On April 6, 1994 stock options covering 160,000 shares of Common Stock at an exercise price of $26.38 per share were granted pursuant to the 1990 Employee Stock Option Plan. On May 11, 1994 stock options covering 20,000 shares of Common Stock at an exercise price of $24.50 were granted pursuant to the 1990 Nonemployee Director Stock Option Plan.

NOTE 3 -- INCOME TAXES:

         In accordance with the provisions of the Khalda Concession Agreement, EGPC's share of Khalda revenues includes Egyptian income taxes and government royalties attributable to the Company, which are paid directly by EGPC. Payment of these Egyptian income taxes by EGPC creates for the Company both U.S. taxable income and foreign tax credits (or deductions, at the option of the Company) which can be utilized to reduce U.S. income taxes, if any, on earnings from the Company's foreign operations.

         The Company records its estimated share of the Egyptian income tax expense of the Khalda Concession and revenue dedicated to foreign tax liabilities for the tax payment to be made on its behalf by EGPC. An Egyptian income tax payment will be made on the 1994 taxable income of the Khalda Concession during 1995 and the Company has, accordingly, recorded its estimated share of such taxes as a current liability, along with a current receivable for the tax payment to be made on its behalf by EGPC. The Company recorded an Egyptian deferred income tax liability, and an identical deferred receivable, related to its share of temporary differences in reporting Egyptian taxable income during the current and prior years. As of June 30, 1994 the Company had a current foreign income tax liability of $4.8 million; a deferred foreign income tax liability of $8.1 million; a current receivable of $4.8 million; and a long-term receivable of $8.1 million.

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

NOTE 4 -- COMMITMENTS AND CONTINGENCIES:

         The Company conducts almost all of its business in Egypt. The business environment in foreign countries varies greatly. Relevant factors include the laws of a country, its political stability, the political stability of its region of the world, its attitude toward foreign investments, availability and skill of its work force and the technological sophistication of its business community. Adverse developments in the business environment in Egypt would likely have a material adverse effect on the Company. The Company does not insure against political risks.

         Egypt retains the right of requisition of the Khalda Concession production and cancellation of the Khalda Concession Agreement upon the occurrence of specific events, including a national emergency due to war, imminent expectation of war or internal causes, unauthorized assignment of interests in the Khalda Concession, the Contractor being adjudicated bankrupt by a court of competent jurisdiction and intentional extraction of any mineral not authorized by the Khalda Concession Agreement. Requisition or cancellation as a result of the foregoing or for any other reasons would have a material adverse effect on the Company.

         A portion of the Company's operating revenues represents the sale of crude oil produced from the Khalda Concession and allocated to the Company for reimbursement of operating, development and exploration costs. These costs are subject to review and approval by EGPC. Management does not expect the amount of costs rejected for reimbursement by EGPC to have a material adverse effect on the Company's financial position or results of operations.

         Various lawsuits are pending against the Company. Management is of the opinion, based on advice of independent legal counsel, that the ultimate outcome of all pending litigation is highly unlikely to have a material effect on the financial position or results of operations of the Company.

         The Company is committed, under certain circumstances, to pay approximately $1 million pursuant to various employment contracts with certain key employees.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

     The following table presents the Khalda Concession operating data for the periods shown (in thousands, except average prices and average daily gross oil production).

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                        --------------------         --------------------
                                                          1994        1993             1994        1993
                                                        --------    --------         --------    --------
Khalda Concession
  Crude oil and condensate
    Average Price  . . . . . . . . . . . . . . . . .    $  15.91    $  16.76         $  15.07    $  16.85
    Gross revenue  . . . . . . . . . . . . . . . . .    $  5,689    $  5,606         $ 10,032    $ 10,791
  Natural gas
    Average Price  . . . . . . . . . . . . . . . . .    $   2.44    $   2.37         $   2.30    $   2.47
    Gross revenue  . . . . . . . . . . . . . . . . .    $     52    $     81         $    140    $    175
  Production costs . . . . . . . . . . . . . . . . .    $  1,612    $  1,467         $  2,671    $  2,588
  Net operating revenue  . . . . . . . . . . . . . .    $  4,129    $  4,220         $  7,501    $  8,378
  Average daily gross oil production . . . . . . . .      32,917      32,431           32,085      32,263

         Second Quarter 1994 Compared to Second Quarter 1993. Net income for the quarter ended June 30, 1994 was $3.1 million, a 54% decrease compared to the same period of 1993. The decrease in net income was primarily due to a $4 million supplemental purchase price payment included in 1993 income and not to be included in 1994.

         Depreciation, depletion and amortization ("DD&A Expense") for the second quarter of 1994 decreased $0.2 million, or 38%, compared to the second quarter of 1993 primarily due to less unamortized costs and lower DD&A rate.

         First Six Months of 1994 Compared to 1993. Net income for the first six months of 1994 was $4.5 million, a 53% decrease compared to the same period of 1993. The decrease was primarily due to a $4 million supplemental purchase price payment included in 1993 income, as discussed above. To a lesser extent, lower oil prices received for Khalda Concession oil contributed to the decrease in net income.

         Oil and gas revenues for the first six months of 1994 decreased $1.2 million, or 11%, compared to the same period of 1993 primarily due to lower oil prices received for Khalda Concession oil. The average price for the first six months of 1994 was $15.07 per barrel compared to $16.85 per barrel in the first six months of 1993.

         Exploration cost for the first six months of 1994 increased $0.9 million from $0.1 million reported in the first six months of 1993 due to increased seismic activity in the Khalda and Qarun Concessions. During the first quarter of 1994, 500 kilometers of seismic were shot in the Qarun Concession and 300 kilometers of seismic were shot in the Tarek area of the Khalda Concession.

         DD&A Expense for the first six months of 1994 decreased $0.5 million, or 39%, compared to the same period of 1993 primarily due to less unamortized costs and lower DD&A rate.

                       LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1994 the Company's working capital (current assets less current liabilities) was $26 million, which included cash and cash equivalents of $23.6 million. Net cash provided by operating activities for the six months ended June 30, 1994 was $4.1 million. Cash utilized for financing activities for the six months ended June 30, 1994 was $4.4 million, which was primarily used to repurchase shares of the Company's Common Stock and pay dividends on the Company's Common Stock. The Company currently has no long-term debt. Cash utilized in investing activities was $1.4 million, which was primarily used for exploration costs.

         The Company's short-term and long-term internal sources of liquidity are working capital and cash flow from operations. The Company does not currently need and, therefore, does not have any current arrangements for short-term or long-term sources of external liquidity.

         The Company believes that its current liquidity is sufficient to meet its obligations during the next 12 months. The Company anticipates that its capital expenditures during the next 12 months will range from approximately $4.5 to $6.5 million, which will be funded from cash flow from operations and working capital. These capital expenditures include the Company's share of capital expenditures in the Khalda Concession estimated to be approximately $2 million (out of total gross capital expenditures of approximately $25 to $30 million). However, the Company and its partners may elect to accelerate the further appraisal of Khalda's natural gas potential, in which case such capital expenditures by the Company could be increased by approximately an additional $2 million. The Company anticipates that its 50% share of capital expenditures associated with the Qarun Concession will be approximately $2.5 million, including the costs associated with drilling the exploratory well to be spudded in August 1994.

         During July the Company paid $1.1 million for 40,000 shares of its Common Stock purchased and accrued for in late June.

         Excess working capital, net cash flow from operations and any potential external financing would be available to fund the development of any of the Company's exploratory successes; to participate in the development of natural gas reserves in the Khalda Concession, including the unified Western Desert natural gas pipeline project, if such project is commenced; and to pursue other oil and gas opportunities that may be identified by the Company.

                                   PART II

                              OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1994 Annual Meeting of Stockholders of the Company was held on May 11, 1994 in Oklahoma City, Oklahoma. Mr. Lawrence M. Miller was elected to serve as a director of the Company until the 1995 Annual Meeting of Stockholders. Messrs. Joseph A. Pardo, Galal P. Doss, Francis L. Durand, George D. Lawrence Jr. and Rex A. Sebastian will continue to serve as directors of the Company until the 1995 Annual Meeting of Stockholders.

         At the 1994 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's 1990 Nonemployee Director Stock Option Plan, the terms of which are fully described in the Company's Proxy Statement dated April 15, 1994.



                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE PHOENIX RESOURCE COMPANIES, INC.
                                               (Registrant)





                                            /s/CHERYL A. RICH
                                              Cheryl A. Rich
                          Vice President, Chief Financial Officer and Controller
                                       (Principal Financial Officer)



DATE:  August 2, 1994