Form 10-Q
period 1994-09-30
PHOENIX RESOURCE COMPANIES INC
filed 1994-11-04
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the Quarterly Period Ended

                               SEPTEMBER 30, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from _______________ to _______________

                          Commission file number 1-547

                              ____________________


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

                              ____________________


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                               -------    -------

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    X    No
                           -------    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    X    No
                           -------    -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         At October 25, 1994 there were 3,947,049 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1.  Financial Statements

    Consolidated Balance Sheet at September 30, 1994 and December 31, 1993  . . . . . . . . . . .    3

    Consolidated Statement of Income -
         Three Months and Nine Months Ended September 30, 1994 and 1993 . . . . . . . . . . . . .    4

    Consolidated Statement of Cash Flows -
         Nine Months Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . .    5

    Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                        SEPTEMBER 30,      December 31,
                                                                             1994             1993
                                                                        -------------      ------------
                                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .     $  23,636        $  25,248
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .         2,953            2,211
  Receivable for payment of foreign taxes   . . . . . . . . . . . . .         7,725            9,517
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . .           283               37
                                                                          ---------        ---------
                                                                             34,597           37,013
                                                                          ---------        ---------
Property and Equipment, at cost:
  Oil and gas properties (using successful efforts accounting)  . . .        19,196           19,673
  Other property and equipment  . . . . . . . . . . . . . . . . . . .         1,919            1,985
                                                                          ---------        ---------
                                                                             21,115           21,658
Less: Accumulated depreciation, depletion and amortization  . . . . .        12,434           12,590
                                                                          ---------        ---------
  Net Property and Equipment  . . . . . . . . . . . . . . . . . . . .         8,681            9,068

Deferred Receivable for payment of foreign taxes  . . . . . . . . . .         8,120            8,007
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           253              278
                                                                          ---------        ---------
                                                                          $  51,651        $  54,366
                                                                          =========        =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .     $     211        $     300
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . .         7,725            9,517
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . .           671              574
                                                                          ---------        ---------
                                                                              8,607           10,391
                                                                          ---------        ---------
Long-Term Obligations:
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . .         8,120            8,007
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .           972            1,269
                                                                          ---------        ---------
                                                                              9,092            9,276
                                                                          ---------        ---------
Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares, none
    outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . .            --               --
  Common stock, par value $0.01 (authorized 10,000 shares, 3,945
    shares outstanding in 1994 and 4,235 in 1993)   . . . . . . . . .            42               42
  Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .        39,426           39,408
  Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . .         2,555           (4,751)
  Treasury stock, at cost (293 shares in 1994)  . . . . . . . . . . .        (8,071)              --
                                                                          ---------        ---------
                                                                             33,952           34,699
                                                                          ---------        ---------
                                                                          $  51,651        $  54,366
                                                                          =========        =========

      The accompanying notes are an integral part of this balance sheet.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                     ---------------------       ---------------------
                                                        1994        1993           1994         1993
                                                     ---------    --------       --------    ---------
Revenues:
  Oil and gas revenues  . . . . . . . . . . . . .    $   5,925    $  5,800       $ 16,185    $  17,297
  Revenues dedicated to foreign tax liability   .        2,907       2,533          7,725        7,930
                                                     ---------    --------       --------    ---------
    Operating revenues  . . . . . . . . . . . . .        8,832       8,333         23,910       25,227
  Supplemental purchase price payment   . . . . .           --          --             --        4,000
  Interest and other income   . . . . . . . . . .          287         181            773          580
                                                     ---------    --------       --------    ---------
                                                         9,119       8,514         24,683       29,807
                                                     ---------    --------       --------    ---------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . .        1,519       1,613          4,277        4,319
  Exploration, including dry holes  . . . . . . .          132          45          1,160          182
  Depreciation, depletion and amortization  . . .          433         625          1,178        1,842
  General and administrative  . . . . . . . . . .          617         586          2,232        2,426
  Interest  . . . . . . . . . . . . . . . . . . .           --          26             --          120
                                                     ---------    --------       --------    ---------
                                                         2,701       2,895          8,847        8,889
                                                     ---------    --------       --------    ---------

Income before income taxes and extraordinary
  loss  . . . . . . . . . . . . . . . . . . . . .        6,418       5,619         15,836       20,918
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . .           70          74            192          290
  Foreign   . . . . . . . . . . . . . . . . . . .        2,907       2,533          7,725        7,930
                                                     ---------    --------       --------    ---------

Income before extraordinary loss  . . . . . . . .        3,441       3,012          7,919       12,698
Extraordinary loss:
  Early extinguishment of debt  . . . . . . . . .           --          --             --         (174)
                                                     ---------    --------       --------    ---------

    Net income  . . . . . . . . . . . . . . . . .    $   3,441    $  3,012       $  7,919    $  12,524
                                                     =========    ========       ========    =========
Income Per Share:
  Weighted average common and common
    equivalent shares outstanding   . . . . . . .        4,013       4,246          4,144        4,244
                                                     =========    ========       ========    =========

  Income before extraordinary loss  . . . . . . .    $    0.86    $   0.71       $   1.91    $    2.99
                                                     =========    ========       ========    =========
  Net income    . . . . . . . . . . . . . . . . .    $    0.86    $   0.71       $   1.91    $    2.95
                                                     =========    ========       ========    =========

        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            ------------------------
                                                                               1994           1993
                                                                            ---------      ---------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . . . . . . .   $  15,697      $  17,929
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . .      (6,843)        (7,439)
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           (140)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . .        (411)          (517)
  Interest and other cash receipts  . . . . . . . . . . . . . . . . . . .         564            330
                                                                            ---------      ---------
    Net cash provided by operating activities   . . . . . . . . . . . . .       9,007         10,163
                                                                            ---------      ---------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .      (1,989)        (2,437)
  Proceeds from sales of property and equipment   . . . . . . . . . . . .          36             85
  Supplemental purchase price payment   . . . . . . . . . . . . . . . . .          --          4,000
                                                                            ---------      ---------
    Net cash provided by (used in) investing activities   . . . . . . . .      (1,953)         1,648
                                                                            ---------      ---------

Cash flows from financing activities:
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .      (8,071)            --
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (613)            --
  Repayment of long-term debt   . . . . . . . . . . . . . . . . . . . . .          --         (1,304)
  Proceeds from stock options exercised   . . . . . . . . . . . . . . . .          18            139
                                                                            ---------      ---------
    Net cash used in financing activities   . . . . . . . . . . . . . . .      (8,666)        (1,165)
                                                                            ---------      ---------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .      (1,612)        10,646
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .      25,248         11,486
                                                                            ---------      ---------
    Cash and cash equivalents, end of period  . . . . . . . . . . . . . .   $  23,636      $  22,132
                                                                            =========      =========

Reconciliation of net income to net cash provided by operating activities:

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   7,919      $  12,524
                                                                            ---------      ---------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . . . .       1,178          1,842
    Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . .       1,160            182
    Supplemental purchase price payment   . . . . . . . . . . . . . . . .          --         (4,000)
    (Increase) decrease in accounts receivable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (742)           475
    Increase (decrease) in accounts payable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (127)            19
    Increase (decrease) in accrued liabilities related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          97           (484)
    Other noncash items   . . . . . . . . . . . . . . . . . . . . . . . .        (478)          (395)
                                                                            ---------      ---------
      Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . .       1,088         (2,361)
                                                                            ---------      ---------
         Net cash provided by operating activities  . . . . . . . . . . .   $   9,007      $  10,163
                                                                            =========      =========

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

NOTE 2 -- CAPITAL STOCK AND OPTIONS:

         Capital Stock --On March 31, June 30 and September 30, 1994 the Company paid a $0.05 per share dividend on its Common Stock.

         Treasury Stock -- In conjunction with the March 1994 secondary public offering of 30% of the Company's Common Stock, on April 20, 1994 the Company purchased 128,801 shares of its Common Stock at $26.93 per share. During the second quarter of 1994 the Company purchased an additional 60,000 shares of its Common Stock at $26.38 per share. During the third quarter of 1994 the Company purchased 64,630 shares and 40,000 shares of its Common Stock at $28.50 and $29.25 per share, respectively. Through the third quarter of 1994, shares purchased by the Company totaled 293,431 at an average price of $27.51 per share. Pursuant to the stock repurchase plan, the Company may purchase up to an additional 85,370 shares through May 1995.

         Stock Options -- On April 6, 1994 stock options covering 160,000 shares of Common Stock at an exercise price of $26.38 per share were granted pursuant to the 1990 Employee Stock Option Plan. On May 11, 1994 stock options covering 20,000 shares of Common Stock at an exercise price of $24.50 were granted pursuant to the 1990 Nonemployee Director Stock Option Plan, as amended.

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

         The Company records its estimated share of the Egyptian income tax expense of the Khalda Concession and revenue dedicated to foreign tax liabilities for the tax payment to be made on its behalf by EGPC. An Egyptian income tax payment will be made on the 1994 taxable income of the Khalda Concession during 1995 and the Company has, accordingly, recorded its estimated share of such taxes as a current liability, along with a current receivable for the tax payment to be made on its behalf by EGPC. The Company recorded an Egyptian deferred income tax liability, and an identical deferred receivable, related to its share of temporary differences in reporting Egyptian taxable income during the current and prior years. As of September 30, 1994 the Company had a current foreign income tax liability of $7.7

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

million; a deferred foreign income tax liability of $8.1 million; a current receivable of $7.7 million; and a long-term receivable of $8.1 million.

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

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                     ---------------------       ---------------------
                                                        1994        1993           1994         1993
                                                     ---------    --------       --------    ---------
Khalda Concession
  Crude oil and condensate
    Average price (per bbl)   . . . . . . . . . .    $   16.24    $  15.57       $  15.47    $   16.39
    Gross revenue   . . . . . . . . . . . . . . .    $   5,737    $  5,495       $ 15,769    $  16,286
  Natural gas
    Average price (per mcf)   . . . . . . . . . .    $    2.64    $   2.21       $   2.47    $    2.37
    Gross revenue   . . . . . . . . . . . . . . .    $     170    $     95       $    310    $     270
  Production costs  . . . . . . . . . . . . . . .    $   1,497    $  1,551       $  4,168    $   4,139
  Net operating revenue   . . . . . . . . . . . .    $   4,410    $  4,039       $ 11,911    $  12,417
  Average daily gross oil production (bbls)   . .       34,008      32,682         32,733       32,404

         Third Quarter 1994 Compared to Third Quarter 1993. Net income for the quarter ended September 30, 1994 was $3.4 million, an increase of $0.4 million compared to the same period of 1993.

         Depreciation, depletion and amortization ("DD&A Expense") for the third quarter of 1994 decreased $0.2 million, or 31%, compared to the third quarter of 1993 primarily due to less unamortized costs and lower DD&A rate.

         First Nine Months of 1994 Compared to 1993. Net income for the first nine months of 1994 was $7.9 million, a $4.6 million decrease compared to the same period of 1993. The decrease was primarily due to a $4 million supplemental purchase price payment included in 1993 income and not included in 1994 income.

         Oil and gas revenues for the first nine months of 1994 decreased $1.1 million, or 6%, compared to the same period of 1993 primarily due to lower oil prices received for Khalda Concession oil. The average price for the first nine months of 1994 was $15.47 per barrel compared to $16.39 per barrel in the first nine months of 1993.

         Exploration cost for the first nine months of 1994 increased $1 million from $0.2 million reported in the first nine months of 1993 due to increased seismic activity in the Khalda and Qarun Concessions. During the first quarter of 1994, 500 kilometers of seismic were shot in the Qarun Concession and 300 kilometers of seismic were shot in the Tarek area of the Khalda Concession.

         DD&A Expense for the first nine months of 1994 decreased $0.7 million, or 36%, compared to the same period of 1993 primarily due to less unamortized costs and lower DD&A rate.

                        LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1994 the Company's working capital (current assets less current liabilities) was $26 million, which included cash and cash equivalents of $23.6 million. Net cash provided by operating activities for the nine months ended September 30, 1994 was $9 million. Cash utilized for financing activities for the nine months ended September 30, 1994 was $8.7 million, which was primarily used to repurchase shares of the Company's Common Stock and pay dividends on the Company's Common Stock. The Company currently has no long-term or short-term debt. Cash utilized in investing activities was $2 million, which was primarily used for exploration.

         The Company's short-term and long-term internal sources of liquidity are working capital and cash flow from operations. The Company currently does not have, nor has it sought, any arrangements for short-term or long-term sources of external liquidity.

         In September 1994 the Khalda Contractors were advised that they were the successful bidder to acquire the approximately two-million acre area which surrounds the Khalda Concession, known as the South Khalda Block. Discussions with EGPC are necessary to finalize the detailed agreement which, in turn, requires Parliamentary approval. If approved, capital expenditures in this block will begin in 1995.

         The Company believes that its current liquidity is sufficient to meet its obligations during the next 12 months. The Company anticipates that its capital expenditures during the next 12 months will be in the range of $10 million, which will be funded from cash flow from operations and working capital. These capital expenditures include the Company's share of estimated capital expenditures in the Khalda Concession, Qarun Concession and South Khalda Block. However, if development opportunities arise or accelerate, the Company's capital expenditure requirements, and possible need for external funding, could increase during the next 12 months.

         Excess working capital, net cash flow from operations and any potential external funding would be available to fund the development of any of the Company's potential exploratory successes; to participate in the development of natural gas reserves in the Khalda Concession, including the unified Western Desert natural gas pipeline project, if such project is commenced; and to pursue other oil and gas opportunities that may be identified by the Company.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE PHOENIX RESOURCE COMPANIES, INC.
                                               (Registrant)





                                             /s/ Cheryl A. Rich
                                               Cheryl A. Rich
                          Vice President, Chief Financial Officer and Controller
                                        (Principal Financial Officer)



DATE:  November 3, 1994

                               INDEX TO EXHIBITS


                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                       DESCRIPTION                              PAGE
- - -------                      -----------                          ------------
  27             Financial Data Schedule.