Form 10-K
period 1994-12-31
PHOENIX RESOURCE COMPANIES INC
filed 1995-02-17
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ________ to  ___________

                          Commission file number 1-547

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                           on Which Registered
         -------------------                           -------------------
             Common Stock                            American Stock Exchange
                                                     Pacific Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:   None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      x
                               -------

         The aggregate market value of the voting stock outstanding and held by nonaffiliates of registrant: $177,914,512 as of February 10, 1995.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   x     No
                          -------    -------

         As of February 10, 1995 there were 7,854,098 shares of the registrant's Common Stock, $0.01 par value, outstanding.

                                  DEFINITIONS

As used herein, the following terms have these meanings:

         BARREL OR BBL. Barrel of 42 U.S. gallons: the basic unit for measuring production of oil and gas condensate.

         BCF.  Volume of 1,000,000 Mcf.

         BTU. British Thermal Unit: the basic unit for measuring the energy capacity of natural gas.

         COMMON STOCK.  The Company's common stock, par value $0.01 per share.

         COMPANY. The Phoenix Resource Companies, Inc. and/or one or more of its wholly-owned subsidiaries.

         EGPC.   Egyptian General Petroleum Corporation, the national petroleum company of Egypt.

         EGYPT.   The Arab Republic of Egypt.

         EQUIVALENT OIL BARRELS OR EOB. Designates the amount of crude oil and natural gas that has been converted to an equivalent barrel of oil. Natural gas is converted to barrels of oil at a ratio of six Mcf per barrel of oil.

         KHALDA CONCESSION. A certain oil and gas exploration and production concession in the Western Desert of Egypt, approximately 140 miles west of Alexandria, Egypt.

         KHALDA PARTNERS. The concession holder pursuant to the Khalda Concession Agreement. The Company, Repsol and Samsung Company Limited are currently the Khalda Partners.

         MBBLS.  Volume of 1,000 barrels.

         MCF. Volume of 1,000 cubic feet under prescribed conditions of pressure and temperature, which represents the basic unit for measuring the production of natural gas.

         MMCF.  Volume of 1,000 Mcf.

         QARUN CONCESSION. A certain oil and gas exploration and production concession along the western bank of the Nile River southwest of Cairo, Egypt.

         QARUN PARTNERS. The concession holder pursuant to the Qarun Concession Agreement. The Company and subsidiaries of Apache Corporation and Global Natural Resources are currently the Qarun Partners.

         REPSOL. Repsol Exploracion Egipto, S.A., a wholly-owned subsidiary of Repsol S.A., a Spanish corporation.

         SAMSUNG.  Samsung Company Limited, a Korean corporation.

         SEC.  The Securities and Exchange Commission.

                               TABLE OF CONTENTS

Item                                                                                               Page
Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2

                                               PART I

 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8
 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .     19
     Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . .     20

                                               PART  II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . .     21
 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .     23
 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .     25
 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . .     43

                                              PART  III

10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . .     44
11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     44
12.  Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . .     44
13.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . .     44

                                               PART  IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . .     44

                                    PART  I

ITEM 1                             BUSINESS

GENERAL

         The Phoenix Resource Companies, Inc., a Delaware corporation, is an independent oil and gas company operating primarily in Egypt. The Company was originally incorporated in May 1930. The Company is headquartered in Oklahoma City, Oklahoma and maintains an office in Cairo, Egypt.

         The Company's principal assets are its interests in oil and gas concessions in the Western Desert of Egypt. The sale of crude oil and natural gas accounted for 100% of the Company's operating revenues in 1992, 1993 and 1994. Company operations include exploring, developing and operating crude oil and natural gas properties in Egypt. Most of the Company's assets are held by, and substantially all of its oil and gas operations are conducted through, wholly-owned subsidiaries. At February 10, 1995 the Company had 22 employees.

         For additional information regarding the Company's business see "Item 2 -- Properties."

BUSINESS STRATEGY

         The Company's business strategy is to increase its oil and gas production and reserves through the exploration, development and acquisition of oil and gas properties in Egypt. Through over a decade of continuous business activities in Egypt, the Company has acquired significant knowledge of the geology of the Western Desert, oil and gas operations in Egypt and the practical, administrative and legal aspects of conducting business in Egypt. The Company intends to capitalize on its Egyptian presence and experience by identifying and prudently pursuing additional oil and gas investments in Egypt. The Company regularly evaluates and considers the potential acquisition of exploratory acreage and interests in producing properties in Egypt. The Company will continue to be attentive to opportunities in other areas as they may present themselves.

RECENT DEVELOPMENTS

         For the seventh consecutive year, the Company's producing properties set new record oil production rates during 1994. On a net proved EOB basis, the Company's year-end 1994 proved reserves were 24% higher than its year-end 1993 proved reserves, replacing 331% of its 1994 production. In addition, during 1994 the Company purchased 7% of its outstanding Common Stock and remained debt-free. All of the foregoing achievements were accomplished with cash generated from operations and the Company ended the year with a cash balance of $26.5 million.

         In the Khalda Concession three exploratory wells were drilled in 1994 with a 100% success rate, resulting in the discovery of the now-producing Shrouk and Shrouk East oil fields and the currently shut-in Shams gas field. A fourth exploratory well, Nabil #2, was spudded in late 1994 and was plugged and abandoned in 1995. Additionally, 11 development and service wells were successfully drilled during 1994 in the Khalda Concession. A continuation of the 1994 level of development and exploratory drilling on the Khalda Concession is expected for 1995. On the other hand, although the level of effort and attention placed on a unified Western Desert natural gas pipeline project intensified during 1994 and certain progress was made, it continues to be impossible to determine when increased sales of natural gas from the Khalda area will commence.

         In late 1994 EGPC agreed, subject to the approval of the Egyptian Parliament, to award Phoenix and the other Khalda Partners the right to explore the 2.1 million acre South Khalda block which surrounds and adjoins the Khalda Concession. Parliamentary approval is anticipated in the first half of 1995, after which significant exploration of this new area is planned.

         Operations in the Qarun Concession accelerated during 1994. After the completion of significant geophysical and geological work, the first wildcat well, El Sagha #1A, was drilled and encountered significant quantities of hydrocarbons. The El Sagha #2, drilled in a separate fault block and completed and tested in 1995, discovered and tested a separate oil field. As a result of these efforts, reserves were assigned to the Qarun Concession for the first time with the gross proved increment being estimated at 23.6 million barrels. Delineation and confirmation drilling is being planned for 1995 and additional exploration drilling on the block is likely. If the confirmation drilling in the El Sagha #1 area is successful, the commencement of significant development activities in the Qarun Concession in 1995 is probable.

         The Company continued its stable earnings performance during 1994 and maintained its debt-free balance sheet, thus providing the financial strength to access the capital necessary to pursue its business strategy. Payment of regular quarterly dividends was initiated in the first quarter of 1994. Also during 1994, the Company initiated a stock repurchase program and acquired approximately 7% of its outstanding Common Stock at an average price per share of $14.12 adjusted for the two-for-one split of the Common Stock outstanding in January 1995. Finally, in the fourth quarter of 1994 the Company elected to change to the full cost method of accounting, recognizing that in light of 1994 developments and expectations for future years, the full cost method of accounting was preferable to the successful efforts method, particularly in view of the likely recoupment of significant amounts of future seismic and exploratory expenditures through cost recovery mechanisms.

KHALDA CONCESSION

         The Company, exploring on its own, initially discovered oil and gas in the Khalda Concession in 1985. Gross oil production in the Khalda Concession has increased each year since the initial discovery. During 1994 average daily gross oil production from the Khalda Concession was approximately 32,731 barrels, an increase of 2% over 1993 average daily production. Gross operating costs in 1994 were $1.07 per equivalent oil barrel. Gross proved reserves of crude oil in the Khalda Concession were estimated to be approximately 69 million barrels as of December 31, 1994, 97% of year-end 1993 oil reserves. In addition, as of December 31, 1994 there were an estimated 153.6 Bcf of gross proved remaining gas reserves in the Khalda Concession, much of which is undeveloped.

         The Khalda Concession covers an area of approximately 318,500 acres and, as of December 31, 1994, contained 75 producing oil wells in 12 fields. Over the life of the Khalda Concession, 45 exploratory wells and 112 development and service wells have been drilled. From inception through December 31, 1994 approximately $426 million has been invested in exploration and development activities in the Khalda Concession, almost all of which has been invested by the Company's partners pursuant to the farmout arrangements described below. Cumulative gross oil production from the Khalda Concession through 1994 has been approximately 76.3 million barrels.

         As is customary in Egypt, the Khalda Concession is governed by a production sharing agreement between EGPC (the Egyptian national oil company) and one or more oil companies. The oil companies owning an interest in the Khalda Concession are herein referred to as the Khalda Partners, and are composed of the Company with a 40% interest, Repsol (the partnership operator) with a 50% interest and Samsung with a 10% interest. The Khalda

Partners pay all operating and capital costs associated with the Khalda Concession and these costs are recoverable from production. Up to 40% of oil and gas production is available to the Khalda Partners to recover their costs. Operating costs are recoverable on a current basis and capital costs are recoverable over four years, assuming sufficient production. Remaining production is divided pursuant to a formula so that at least 75% goes to EGPC and the balance to the Khalda Partners. EGPC is required to pay from its share of production, on behalf of the Khalda Partners, all Egyptian government royalties and income taxes imposed on the Khalda Partners.

         At the time of the initial discovery in 1985, the Company was the sole Khalda Partner. The Company subsequently farmed out 50% of its interest to Conoco, Inc., which later sold its interest to Repsol. In 1989 the Company sold a 10% interest to Samsung. Pursuant to the farmout agreement, Conoco agreed to pay the Company's share of capital expenditures generally relating to oil activities in the Khalda Concession. The Company pays its own share of the operating costs relating to oil and gas activities and capital expenditures generally relating to natural gas activities. Each of the Khalda Partners is entitled to recover the costs paid by it from the cost recovery portion of production. The Company is entitled to receive its 40% share of the remaining production attributable to the Khalda Partners.

         The Khalda Concession is operated by Khalda Petroleum Company, an Egyptian corporation with approximately 525 employees, that is jointly owned by the Khalda Partners and EGPC. The Company owns 20% of the capital stock of Khalda Petroleum Company and designates two of the eight members of Khalda Petroleum Company's board of directors.

         During 1994 three exploratory wells were drilled on the Khalda Concession with a 100% success rate. A fourth exploratory well, spudded in late December 1994, was plugged and abandoned in February 1995. An additional 11 service and development wells were drilled in 1994, all of which were also successful. During 1995 oil and gas exploration and development on the Khalda Concession will continue with the planned drilling of four exploratory wells and approximately ten oil development and service wells.

         In January 1995 the Khalda Partners reached an agreement with EGPC whereby the Khalda Partners will be awarded the right to conduct petroleum activities in the South Khalda block. The South Khalda block, which contains
2.1 million acres, adjoins and generally surrounds the existing Khalda Concession acreage. Under the proposed agreement, which is subject to approval of the Egyptian Parliament, the Khalda Partners will drill at least seven wells and spend a minimum of $8 million during the initial exploration phase of four years and pay a signature bonus of $1 million. The proposed agreement would be in the form of an amendment to the Khalda Concession Agreement and would provide for a unitization of the cost recovery and profit sharing mechanisms of the Khalda Concession if commercial production from the new area is established. All costs are to be split 50%, 40% and 10% among Repsol, the Company and Samsung, respectively.

QARUN CONCESSION

         In April 1993 the Qarun Partners were awarded the right to conduct petroleum exploration activities on the Qarun Concession, a 1.9 million acre block located immediately southwest of Cairo. The Company is the partnership operator and owns a 50% interest, with subsidiaries of Apache Corporation and Global Natural Resources each owning 25%. The Qarun Partners were committed to drill at least one exploratory well in the initial three-year exploratory phase. The exploration rights may be extended up to an additional four years by undertaking additional drilling obligations.

         After reprocessing 3,000 kilometers of old seismic and acquiring 500 kilometers of new seismic, the Qarun Partners drilled their first exploratory well on the Qarun Concession, the El Sagha #1A. The El Sagha #1A had dual objectives: shallower Cretaceous zones at around 9,000 feet and deeper objectives down to 14,000 feet. The shallower objectives were successfully drilled and logged, with the open hole logs indicating hydrocarbon zones in both the Bahariya and Kharita formations. The logs indicated the presence of an aggregate of over 100 feet of net oil pay in three sandstone intervals in the Bahariya, plus over 100 feet of net oil pay in a single sandstone interval in the Kharita. Analysis of a 90-foot core of some of the Bahariya pay zones suggested good reservoir quality.

         While drilling the El Sagha #1A to the deeper objectives, a hole developed in the casing string which ultimately led to a brief flow of hydrocarbons to the surface from which contaminated samples of light sweet crude oil were recovered. During well control procedures that portion of the well containing the indicated pay sections was lost. Attempts to sidetrack and redrill to the indicated pay zones were unsuccessful. The drilling rig was moved two kilometers to the northwest, where a new exploratory well, the El Sagha #2, was spudded in late November 1994.

         The El Sagha #2 also had dual objectives: shallower Cretaceous zones at around 9,000 feet and deeper objectives below 12,000 feet. The well was ultimately drilled to a total depth of 13,148 feet. The only significant hydrocarbon bearing zone was detected by logs at 8,868 feet to 8,890 feet in the Bahariya formation and a production test was conducted on that zone in early February 1995. During initial testing of this zone the well produced up to 1,370 barrels of oil per day and 120 thousand cubic feet of gas per day through a one-inch choke with a flowing tubing pressure of 55 psi. The crude oil API gravity is approximately 38 degrees. An appraisal well, the El Sagha #3, will be spudded in March 1995 at a location 900 meters southwest of the El Sagha #1A.

ITEM 2                            PROPERTIES

   The following map shows the location of the Company's interests in Egypt.















KHALDA CONCESSION

         The principal producing properties of the Company are located in the Khalda Concession in the Western Desert of Egypt where the Company, exploring on its own, initially discovered commercial quantities of oil and gas in 1985. The Khalda Concession, currently consisting of 318,500 acres, is located in the Western Desert of Egypt, 50 miles inland from the Mediterranean coast and 140 miles west of Alexandria, Egypt. This area of Egypt has no significant populations, although several small towns are scattered along the Mediterranean coast. The Khalda Concession is governed by the Khalda Concession Agreement, a petroleum production sharing arrangement authorized and approved by the Egyptian Parliament between EGPC and the Khalda Partners consisting of the Company, Repsol and Samsung.

         Operations. The Khalda Concession is operated by Khalda Petroleum Company, a non-profit Egyptian corporation with approximately 525 employees, that is jointly owned by the Khalda Partners and EGPC. Approximately half of Khalda Petroleum Company's employees are operational field employees and the remainder work in its headquarters office in a suburb of Cairo. Almost all employees of Khalda Petroleum Company are Egyptian nationals, complemented by about ten Repsol employees in various technical and management capacities. The Company owns 20% of the capital stock of Khalda Petroleum Company and designates two of the eight members of Khalda Petroleum Company's board of directors. The other members are designated by Repsol and EGPC.

         From inception of the Khalda Concession through 1994, capital investments of approximately $426 million have been made in the Khalda Concession (approximately 9% by the Company). As a result, 45 exploratory wells and 112 development and service wells have been drilled and crude oil is now being produced from 12 fields. Total gross exploration and development expenditures of approximately $18 million were made by the Khalda Partners with respect to the Khalda Concession during 1994.

         During 1994 three exploratory wells were drilled on the Khalda Concession -- Shrouk, Shrouk East and Shams with a 100% success rate. Additionally, the Nabil #2 exploratory well, which was in progress at year-end 1994, was plugged and abandoned in 1995. Moreover, 11 development and service wells were drilled on the Khalda Concession during 1994, also with a 100% success rate.

         The Shrouk and Shrouk East wells each discovered commercial quantities of crude oil and the discovery wells commenced production immediately after discovery. The Shams well discovered natural gas and is shut-in awaiting access to natural gas markets. Because all of the foreseeable needs of the Mersah Matruh market can be met by associated gas and other Khalda natural gas fields, and because no firm arrangements have otherwise been made for the sale of natural gas from the Khalda Concession, the gas reserves associated with the Shams discovery have not been classified as proved reserves.

         During 1995 oil and gas exploration and development on the Khalda Concession is expected to continue at approximately the same investment level as 1994, with the planned drilling of four exploratory wells and approximately ten development and service wells.

         The central production facilities are located at the Salam field which is near the center of the productive area. With the major facilities centrally located, outlying fields are brought on line with minimal additional facility investment. Oil production and associated natural gas production from the Salam and outlying fields are sent through a gathering system to the central production facilities for separation and treatment. In addition to primary separation of the oil production, the central facilities supply necessary electrical power to the fields for artificial lift and send water for injection to the fields where waterflooding is required. The central facilities consist of two primary separation trains which together can process up to 40,000 barrels of oil per day and a water injection system which can distribute up to 40,000 barrels of water per day to most fields in the Khalda Concession. A crude oil recovery enhancement unit removes the heavy hydrocarbon components from the associated natural gas production and blends the resulting liquids with the crude oil production. Field personnel generally work for seven-day shifts and are housed at the central facility crew quarters. Personnel rotations are accomplished by air flights which land at the air strip shared with the Meleiha Concession, in which the Company has no interest.

         Production. Crude oil production from the Khalda Concession commenced in late 1986. Crude oil is gathered and processed at the Salam central facilities and transported to oil storage and terminalling facilities at El Hamra, 50 miles west of Alexandria via pipeline. The major portion of the pipeline, a 110-mile, 16-inch pipeline with design capacity of 90,000 barrels per day, is shared with other Western Desert concessions. Sales of associated gas from the Khalda Concession to an electrical power generation station in Mersah Matruh commenced during the first quarter of 1991 and averaged approximately 2.1 MMcf per day during 1994. This associated natural gas is transported from the central facilities via a 50-mile pipeline.

         Gross oil production has increased each year since the initial discovery. Cumulative oil production through 1994 on the Khalda Concession has been approximately 76.3 million barrels. During 1994 average daily gross oil production from the Khalda Concession was approximately 32,731 barrels, an increase of 2% over 1993 average daily production. Gross production costs for the Khalda Concession in 1994 were $1.07 per equivalent oil barrel. Waterfloods for additional recovery of oil have been started in most fields. Additional reservoirs are being studied to determine whether they are appropriate candidates for waterflooding or other enhancement projects. Studies are being conducted to organize future exploratory, development and delineation drilling. There is no assurance, however, that production from the Khalda Concession will not decline in the future.

         Western Desert Natural Gas. Exploration activities in the Khalda Concession have resulted in the discovery of significant quantities of gas, most of which is currently shut-in. While sales of associated natural gas to an electric utility in the coastal town of Mersah Matruh have been made in nominal amounts from the Khalda Concession since 1991, natural gas fields will remain shut-in until a pipeline is constructed to provide access to major natural gas markets. As of December 31, 1994 there were an estimated 153.6 Bcf of gross proved remaining gas reserves in the Khalda Concession, much of which is undeveloped.

         In recent years, Western Desert gas exploration activities near the Khalda Concession have increased and significant discoveries of natural gas have been made by the Khalda Partners, Repsol, The Royal Dutch/Shell Group, Norsk Hydro a.s. and Agip S.p.A. Natural gas exploration activities continue to be conducted by the Khalda Partners within the Khalda Concession and also by these major oil and gas companies in nearby concessions in which the Company owns no interests. The Khalda Concession currently has four shut-in gas fields: Salam Deep, Tarek, Amoun and Shams. Discovery wells in each of these fields, except Amoun, tested at over 20 million cubic feet per day during initial production testing; the Amoun discovery well tested at 12 million cubic feet per day.

         Engineering studies and discussions pertaining to the possibility of a major, coordinated Western Desert natural gas pipeline project are ongoing among EGPC, the Khalda Partners and other major oil and gas companies operating in the vicinity of Khalda. In addition, Egypt Gas, Amoco and Agip have formed Egypt's first private natural gas pipeline company. This new company, formed in late 1994, has announced its intention to consider the construction and operation of a pipeline connecting natural gas discoveries in the Western Desert with Egypt's internal distribution network. It is still unclear whether and when such a pipeline will be built, and if so, by whom. There is no assurance that this pipeline will ever be constructed and, if constructed, gas sales would not commence until at least two years after plans for the pipeline are finalized. Due to significant uncertainties regarding this project, it is currently not possible to quantify the Company's potential investment in this project, if any. However, if such a pipeline is constructed, the amount of investment by the Company in the development of the shut-in gas fields and possibly in the construction of the trunk line would very possibly be significantly higher than the Company's current level of capital expenditures in Khalda. Under the Khalda Concession Agreement, any such investment by the Khalda Partners, like most costs associated with the Khalda Concession, would be recoverable out of both oil and gas production.

         The design and construction of a new 600-megawatt natural gas fired generating facility is underway at Sidi Kirir, which is located approximately 120 miles east of the Khalda Concession. The government of Egypt has announced that it expects to complete construction in 1998 or 1999. EGPC has informally suggested that the Khalda Partners and other oil and gas companies operating in the Western Desert tentatively plan to deliver their natural gas to this facility via a pipeline. There is no assurance that this facility will be constructed on schedule, that agreements will be entered into for the purchase of the Khalda Concession's gas or that arrangements will be entered into for the construction of the pipeline to this facility. EGPC could decide to obtain natural gas for this facility from other sources; alternatively, EGPC could elect to use Western Desert natural gas for other purposes.

         Reserves. The table below shows the gross proved reserves estimated to remain in the Khalda Concession as of the dates shown.

                                                                KHALDA CONCESSION
                                                              GROSS PROVED RESERVES
                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                              1993             1994
                                                              ----             ----
                                                                 (In thousands)
                 Oil (Bbls) . . . . . . . . . . . . . .       71,347           69,000
                 Natural Gas (Mcf)  . . . . . . . . . .      158,105          153,645
                 Total Equivalent Oil Barrels . . . . .       97,698           94,608

         South Khalda Acreage. In January 1995 the Khalda Partners reached an agreement with EGPC, whereby the Khalda Partners will be awarded the right to conduct petroleum activities in the South Khalda block. The South Khalda block, which contains 2.1 million acres, adjoins and generally surrounds the existing Khalda Concession and other producing acreage. Under the proposed agreement, which is subject to approval of the Egyptian Parliament, the Khalda Partners will drill at least seven wells and spend a minimum of $8 million during the initial exploration phase of four years and pay a signature bonus of $1 million. The Khalda Partners have the option to extend the exploratory phase of the South Khalda area by up to an additional five years by committing to additional drilling and financial requirements. Additional details of the agreement are contained in the following section.

         General Description of the Khalda Concession Agreement. Under the Khalda Concession Agreement, the Khalda Partners pay 100% of capital and operating costs and the production is split between EGPC and the Khalda Partners. Up to 40% of the oil and gas produced and sold from the Khalda Concession is available to the Khalda Partners to recover costs ("cost recovery petroleum"). Cost recovery petroleum forms a single, unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs (which include exploration, development and other equipment and facilities costs) are amortized for recovery over four years while operating expenses are recoverable on a current basis. To the extent that costs eligible for recovery in any quarter exceed the amount of cost recovery petroleum produced and sold in that quarter, such costs are recoverable from cost recovery petroleum in future quarters with no limit on the ability to carry forward such costs.

         The remaining 60% of oil and gas produced and sold ("profit petroleum"), together with any cost recovery petroleum not used for the recovery of costs ("excess cost recovery petroleum"), is divided between EGPC and the Khalda Partners. All Egyptian income taxes and Egyptian government royalties attributable to the Khalda Partners on their share of production from the Khalda Concession are paid by EGPC out of EGPC's share of production.

         The Khalda Partners' percentage of the oil segment of profit petroleum and excess cost recovery petroleum ("profit oil" and "excess cost recovery oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

           GROSS PRODUCTION                                       KHALDA PARTNERS PERCENTAGE OF
               SEGMENT                                                PROFIT OIL AND EXCESS
         (BBLS OF OIL PER DAY)                                          COST RECOVERY OIL
         ---------------------                                    -----------------------------
           Up to 25,000 . . . . . . . . . . . . . . . . . . . . . . . . .      25.0%
           25,000 to 50,000 . . . . . . . . . . . . . . . . . . . . . . .      22.5%
           50,000 to 75,000 . . . . . . . . . . . . . . . . . . . . . . .      20.0%
           75,000 to 100,000  . . . . . . . . . . . . . . . . . . . . . .      17.5%
           Over 100,000 . . . . . . . . . . . . . . . . . . . . . . . . .      15.0%

In addition, if natural gas sales to EGPC average over 12 billion BTUs per day during any six-month period ending June 30 or December 31, each of the above percentages is reduced by two percentage points.

         The Khalda Partners' percentage of the gas segment of profit petroleum and excess cost recovery petroleum is 20%, except that the Khalda Partners' share is 23% of the first 15 MMcf per day of gas produced and sold from areas other than the Tarek field.

         The South Khalda agreement is styled as an amendment to the Khalda Concession Agreement. Under the proposed agreement with EGPC, the South Khalda block will be added to the Khalda Concession. If and when commercial production from the South Khalda block begins, the recovery of past and future costs and sharing of profit and excess profit petroleum will be unified with the currently existing structure of the Khalda Concession pursuant to all of its existing terms.

         Of the $426 million of capital expenditures recoverable from petroleum production incurred by the Khalda Partners from inception through 1994, approximately $42 million remained unrecovered at year-end 1994. The Company's share of unrecovered costs was approximately $4 million or 9% of such amount. Currently, all capital expenditures in the Khalda Concession are being completely recovered as amortized over four years.

         Egypt retains the right of requisition of the Khalda Concession production and cancellation of the Khalda Concession Agreement upon the occurrence of specific events, including a national emergency due to war, imminent expectation of war or internal causes, unauthorized assignment of interests in the Khalda Concession, the Khalda Partners being adjudicated bankrupt by a court of competent jurisdiction and intentional extraction of any mineral not authorized by the Khalda Concession Agreement. Requisition or cancellation as a result of the foregoing or for any other reasons would have a material adverse effect on the Company.

         General Description of Contractor Arrangements. The economic relationships among the Khalda Partners are governed principally by the Khalda Concession farmout agreement entered into in 1985 and amended in 1989 after natural gas rights were added to the Khalda Concession Agreement.

         Operating and overhead expenses of Khalda Petroleum Company and Repsol, as partnership operator, are paid by the parties as follows: 50% by Repsol, 40% by the Company and 10% by Samsung. Capital expenditures are split among the parties in two different ways: well costs are generally split depending upon the geological objective of the wells and the surface location of the well, while surface costs are generally split depending upon the nature of the product involved. In general, Repsol pays 100% of the costs of shallow (generally oil) wells, while deeper (generally gas) wells are split 50%, 40% and 10% among Repsol, the Company and Samsung, respectively. The distinction between shallow and deeper wells for this purpose is determined by reference to various geological markers and is generally at a depth of approximately 10,500 feet. Moreover, in the Salam, Amoun and Shams areas the cost splitting is more favorable to the Company and Samsung at the expense of Repsol. In the South Khalda area all capital and operating costs are to be split 50%, 40% and 10% among Repsol, the Company and Samsung, respectively.

         Almost all of the well costs to date have been paid by Conoco or Repsol, either because the costs were incurred in areas where Repsol or Conoco were required to pay 100% of the costs, or because the costs were incurred prior to gas rights being added to the Khalda Concession Agreement when Conoco was required to pay all capital costs.

         Surface costs for oil are paid 100% by Repsol and for gas are paid 50%, 40% and 10% by Repsol, the Company and Samsung, respectively. Accordingly, the Company was required to pay 40% of the costs of the gas pipeline to Mersah Matruh and would be required to pay 40% of the Khalda Concession's share, if any, of any unified Western Desert natural gas pipeline, should it be constructed.

         Each member of the Khalda Partners is entitled to recover its operating expenses from cost recovery petroleum prior to the recovery of any capital costs. After operating expenses are recovered, the remaining increment of cost recovery petroleum is split among members of the Khalda Partners pro rata to their respective shares of unrecovered capital costs.

         The Khalda Partners' share of profit petroleum and excess cost recovery petroleum is generally divided 50% to Repsol, 40% to the Company and 10% to Samsung after payment of a 3% royalty on the Khalda Partners share of profit oil and excess cost recovery oil. Moreover, a special arrangement applies to oil production from the Salam field, whereby the Company receives a more favorable split of such profit oil.

QARUN CONCESSION

         In April 1993 the Qarun Partners were awarded the right to conduct petroleum exploration activities on the Qarun Concession, a 1.9 million acre block located immediately southwest of Cairo. The Company is the partnership operator and owns a 50% interest, with subsidiaries of Apache Corporation and Global Natural Resources each owning 25%. The Qarun Partners were committed to drill at least one exploratory well in the initial three-year exploratory phase. The exploration rights may be extended up to an additional four years by assuming additional drilling obligations.

         After reprocessing 3,000 kilometers of old seismic and acquiring 500 kilometers of new seismic, the Qarun Partners drilled their first exploratory well on the Qarun Concession, the El Sagha #1A. The El Sagha #1A had dual objectives: shallower Cretaceous zones at around 9,000 feet and deeper objectives down to 14,000 feet. The shallower objectives were successfully drilled and logged, with the open hole logs indicating hydrocarbon zones in both the Bahariya and Kharita formations. The logs indicated the presence of an aggregate of over 100 feet of net oil pay in three sandstone intervals in the Bahariya, plus over 100 feet of net oil pay in a single sandstone interval in the Kharita. Analysis of a 90-foot core of some of the Bahariya pay zones suggested good reservoir quality.

         While drilling the El Sagha #1A to the deeper objectives, a hole developed in the casing string which ultimately led to a brief flow of hydrocarbons to the surface from which contaminated samples of light sweet crude oil were recovered. During well control procedures that portion of the well containing the indicated pay sections was lost. Attempts to sidetrack and redrill to the indicated pay zones were unsuccessful. The drilling rig was moved two kilometers to the northwest, where a new exploratory well, the El Sagha #2, was spudded in late November 1994.

         The El Sagha #2 also had dual objectives: shallower Cretaceous zones at around 9,000 feet and deeper objectives below 12,000 feet. The well was ultimately drilled to a total depth of 13,148 feet. The only significant hydrocarbon bearing zone was detected by logs at 8,868 feet to 8,890 feet in the Bahariya formation and a production test was conducted on that zone in early February 1995. During initial testing of this zone the well produced up to 1,370 barrels of oil per day and 120 thousand cubic feet of gas per day through a one-inch choke with a flowing tubing pressure of 55 psi. The crude oil API gravity is approximately 38 degrees. An appraisal well, the El Sagha #3, will be spudded in March 1995 at a location 900 meters southwest of the El Sagha #1.

         Pursuant to the Qarun Concession Agreement, after commercial quantities of petroleum are established, an Egyptian operating company would be formed to operate the block in much the same manner as Khalda Petroleum Company operates the Khalda Concession. Production facilities and transportation pipelines would need to be constructed before commercial production would begin.

         Reserves. At December 31, 1994 gross proved oil reserves for the Qarun Concession were estimated to be 23.6 million barrels. No proved gas reserves had been assigned at December 31, 1994.

         General Description of the Qarun Concession Agreement. Under the Qarun Concession Agreement, the Qarun Partners pay 100% of capital and operating costs and the production is split between EGPC and the Qarun Partners. Up to 40% of the oil and gas produced and sold from the Qarun Concession is available to the Qarun Partners to recover costs ("cost recovery petroleum"). Cost recovery petroleum forms a single, unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs (which include exploration, development and other equipment and facilities costs) are amortized for recovery over five years while operating expenses are recoverable on a current basis. To the extent that costs eligible for recovery in any quarter exceed the amount of cost recovery petroleum produced and sold in that quarter, such costs are recoverable from cost recovery petroleum in future quarters with no limit on the ability to carry forward such costs. Any portion of cost recovery petroleum not used to recover costs goes to EGPC.

         The remaining 60% of oil and gas produced and sold ("profit petroleum") is divided between EGPC and the Qarun Partners. All Egyptian income taxes and Egyptian government royalties attributable to the Qarun Partners on their share of production from the Qarun Concession are paid by EGPC out of EGPC's share of production.

         The Qarun Partners' percentage of the oil segment of profit petroleum ("profit oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

      GROSS PRODUCTION SEGMENT                                     QARUN PARTNERS PERCENTAGE OF
         (BBLS OF OIL PER DAY)                                             PROFIT OIL
      -------------------------                                    ----------------------------
           Up to 5,000  . . . . . . . . . . . . . . . . . . . . . . . . . .     30%
           5,000 to 25,000  . . . . . . . . . . . . . . . . . . . . . . . .     25%
           25,000 to 50,000 . . . . . . . . . . . . . . . . . . . . . . . .     22%
           Over 50,000  . . . . . . . . . . . . . . . . . . . . . . . . . .     20%

         The Qarun Partners' percentage of the gas segment of profit petroleum is 22%.

         Egypt retains the right of requisition of the Qarun Concession production and cancellation of the Qarun Concession Agreement upon the occurrence of specific events, including a national emergency due to war, imminent expectation of war or internal causes, unauthorized assignment of interests in the Qarun Concession, the Qarun Partners being adjudicated bankrupt by a court of competent jurisdiction and intentional extraction of any mineral not authorized by the Qarun Concession Agreement. Requisition or cancellation as a result of the foregoing or for any other reasons would have a material adverse effect on the Company.

         General Description of Qarun Partners Arrangements. The Company pays 50% of the costs and expenses of the Qarun Partners and is entitled to receive 50% of the Qarun Partners' share of Qarun revenues.

OTHER PROPERTIES

         The Company also owns miscellaneous oil and gas interests, consisting primarily of certain overriding royalty interests in the United States; an inactive oil terminal and associated real estate near Portland, Maine which is expected to be sold during 1995; certain overriding royalty interests in properties in the Canadian Arctic which cannot currently be produced on an economic basis; and other minor properties.

CERTAIN OPERATIONAL CONSIDERATIONS

         Substantially all of the Company's operations and reserves are located in Egypt and, therefore, are subject to certain risks relating to economic and political stability in Egypt and the surrounding region. The Company is exposed to certain risks due to its concentration of Egyptian operations, which include possible changes in Egyptian laws, particularly relating to foreign investments and taxation, renegotiation or modification of existing contracts and expropriation. In recent years, terrorists have conducted activities in Egypt. While many of these terrorist activities have been directed at non-Egyptians, neither the Company's personnel nor its operations to date have been adversely affected. In addition, future exploration opportunities in Egypt are controlled by the government and subject to the Egyptian Parliament granting additional concessions. Adverse developments in Egypt and future changes in Egyptian governmental regulations and policies could have a material adverse effect on the Company. The Company does not insure against loss of production or political risks.

         The production and sale of oil and gas in Egypt are subject to a variety of governmental regulations, including regulations relating to the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, the unitization and pooling of properties and various other matters. Although the Company believes it is in substantial compliance with applicable environmental and other governmental laws and regulations in Egypt, there can be no assurance that significant costs for compliance will not be incurred in the future. In addition, these laws may become more burdensome in the future.

         The nature of the oil and gas business involves a variety of risks, including operating hazards such as fires, explosions, cratering, blow-outs, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in losses to the Company. The Company maintains insurance against some, but not all, of these risks in amounts that management believes to be reasonable in accordance with customary industry practices. The occurrence of a significant event, however, that is not fully insured could have a material adverse effect on the Company's financial position.

         The Company operates in a highly competitive industry. The Company competes in Egypt with major and independent oil and gas companies, including Amoco, Agip, Shell, Repsol and Norsk Hydro, for the acquisition of desirable oil and gas properties. Nearly all of these competitors have financial and other resources substantially greater than the Company.

RESERVES

         The following table sets forth summary information at the dates shown with respect to the estimates of the Company's net proved oil and gas reserves in Egypt. Currently all of the Company's net proved reserves are attributable to the oil and gas fields located in the Khalda and Qarun Concessions in Egypt. The Company's share of proved reserve quantities includes an assumed dollar amount of estimated future production necessary to recover costs. Therefore, the amount of Company net reserves for a given amount of total concession reserves varies with the assumed price. In addition, EGPC is required to pay, on behalf of the Company, all Egyptian government royalties and the Company's Egyptian income taxes from its share of production. The reserve information presented below does not include reserves attributable to such payments on behalf of the Company by EGPC, nor does the information regarding reserve values include any deductions for Egyptian income taxes.

                                                                                PHOENIX NET
                                                                         PROVED RESERVES - EGYPT
                                                                      ------------------------------
                                                                              AT DECEMBER 31,
                                                                      ------------------------------
                                                                      1992         1993         1994
                                                                      ----         ----         ----
                                                                     (In thousands, except oil price)
Oil (Bbls)  . . . . . . . . . . . . . . . . . . . . . . . . . .        9,440       10,679       15,166
Natural Gas (Mcf) . . . . . . . . . . . . . . . . . . . . . . .       20,296       29,297       25,781
Total Equivalent Oil Barrels  . . . . . . . . . . . . . . . . .       12,823       15,562       19,463
Standardized measure of discounted future net cash
  flow, after provision for Egyptian income taxes   . . . . . .     $ 72,636     $ 53,933     $ 80,039
Assumed Egyptian Oil Price (per Bbl)  . . . . . . . . . . . . .     $  17.56     $  13.47     $  15.73

         The estimation of reserves and of future net revenues is not an exact science and involves estimates based on many variable and uncertain factors, including many factors beyond the control of the producer. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. The actual amounts of production, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves to be encountered may vary substantially from the engineers' estimates. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

         The Company's future production depends on its level of success in developing, acquiring or finding additional reserves. Except to the extent that the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. There can be no assurance that the Company's planned exploration and development projects will result in significant additional reserves or that the Company will have any future success in drilling productive wells.

PRODUCTION

         The following table summarizes the Company's share of production of oil and natural gas sold, net of all royalties and other outstanding interests, for each of the three years ended December 31, 1992, 1993 and 1994. The Company's share of production in Egypt includes its share of cost recovery petroleum and, accordingly, the quantity of crude oil and natural gas attributable to the Company is a function of, among other things, prevailing prices. The production information shown below for Egypt does not include any production attributable to the payment on behalf of the Company by EGPC of the Company's share of Egyptian income taxes. All of the production in Egypt for the three years shown is from the Khalda Concession.

                                                                    YEAR ENDED DECEMBER 31,
                                                                   ------------------------
                                                                   1992      1993      1994
                                                                   ----      ----      ----
                                                                         (In thousands)
         Oil (Bbls):
             Egypt    . . . . . . . . . . . . . . . . . . . .      1,183      1,326     1,355
             United States  . . . . . . . . . . . . . . . . .         25         25         4
                                                                   -----      -----     -----
                   Total  . . . . . . . . . . . . . . . . . .      1,208      1,351     1,359
                                                                   =====      =====     =====
         Natural Gas (Mcf):
             Egypt    . . . . . . . . . . . . . . . . . . . .        148        151       169
             United States  . . . . . . . . . . . . . . . . .        136        171        18
                                                                   -----      -----     -----
                   Total  . . . . . . . . . . . . . . . . . .        284        322       187
                                                                   =====      =====     =====

         The following table shows the approximate number of producing wells, in which the Company owned a working interest, as of December 31, 1994. All producing wells are in Egypt and are on the Khalda Concession.

                                                              OIL WELLS          GAS WELLS
                                                           ---------------    ---------------
                                                           GROSS       NET    GROSS       NET
                                                           -----       ---    -----       ---
         Egypt  . . . . . . . . . . . . . . . . . . . .     75         30       --        --

         Currently all gas produced by the Company in Egypt is associated gas produced from oil wells. The data in the above table includes two gross (0.8 net) oil wells in Egypt with multiple completions. In addition to the above, as of December 31, 1994, 15 gross (6 net) wells in Egypt were temporarily abandoned pending completion, access to additional gas markets or further evaluation. There are currently 31 water injection wells in the Khalda Concession.

SALES

         Production from the Khalda Concession has accounted for substantially all of the Company's oil and gas revenues over the past three years. The Company's share of crude oil and natural gas sales from the Khalda Concession is currently being sold exclusively to EGPC. The loss of EGPC as a purchaser or adverse developments in the business practices of EGPC could have a material adverse effect on the Company.

         The market price for crude oil has significant and material effects upon the Company. Oil prices are extremely volatile. The volatile nature of the energy markets makes it difficult to estimate future prices of oil. Both the market price of oil and the amount that EGPC pays for oil purchased from the Khalda Concession are beyond the control of the Company.

         Historically, the Company's sales of crude oil in Egypt have consisted solely of the Company's share of oil produced from the Khalda Concession and have been exclusively to

EGPC at a price tied to the average monthly official government price for Gulf of Suez Blend ("GOSB") crude oil. Khalda crude oil is light sweet crude oil with a gravity of approximately 40 degrees API. During 1994 the amount received by the Company for its Khalda crude oil roughly approximated the selling prices of Brent crude oil. Egyptian natural gas is currently sold at a price per BTU equal to 85% of prevailing market prices of certain fuel oil. In the future it is anticipated that new agreements will tie most future Egyptian natural gas sales at a price per BTU equal to 85% of prevailing prices of GOSB.

         The table below summarizes the average sales price of oil and natural gas and the average production costs, including lease operating costs and production taxes, for the years shown. Because of the low level of production in the United States, where the Company is abandoning its last working interest well, 1994 data for the United States is not meaningful.


                                                            AVERAGE SALES PRICE       AVERAGE
                                                          ----------------------  PRODUCTION COST
                                                            OIL           GAS     ---------------
                                                          (PER BBL)    (PER MCF)     (PER EOB)
                                                          ---------    ---------  ---------------
         1992
             Egypt  . . . . . . . . . . . . . . . . . .    $ 18.04      $  2.64        $ 3.95
             United States  . . . . . . . . . . . . . .      19.72         1.96          4.55
             All  . . . . . . . . . . . . . . . . . . .      18.07         2.31          3.97
         1993
             Egypt  . . . . . . . . . . . . . . . . . .    $ 15.93      $  2.26        $ 4.15
             United States  . . . . . . . . . . . . . .      17.95         2.25          4.23
             All  . . . . . . . . . . . . . . . . . . .      15.97         2.25          4.16
         1994
             Egypt  . . . . . . . . . . . . . . . . . .    $ 15.72      $  2.63        $ 3.75

         Average production costs for Egypt are determined by dividing the Company's share of production costs by the Company's share of sales quantities. If average production costs were calculated for Egypt by dividing total concession production costs by total concession sales quantities, average production costs (per EOB) for Egypt would be $1.10, $1.19 and $1.07 for 1992, 1993 and 1994, respectively. Since Egyptian government royalties and Egyptian income taxes payable by the Company are paid by EGPC on behalf of the Company out of EGPC's share of production, such production is not included in the Company's share of sales quantities.

ACREAGE

         The Company's developed acreage in the United States primarily consists of areas where the Company owns an overriding royalty interest in production in conjunction with a working interest in nonproducing strata or undrilled acreage. The following table shows developed and undeveloped lease acreage of the Company outside the United States as of February 10, 1995.

                                              DEVELOPED ACREAGE          UNDEVELOPED ACREAGE
                                            --------------------      ------------------------
                                             GROSS         NET          GROSS           NET
                                            -------      -------      ---------      ---------
         Egypt  . . . . . . . . . . .       318,500      127,400      4,025,324      1,802,871
         Canadian Arctic  . . . . . .            --           --        302,443         21,853
                                            -------      -------      ---------      ---------
               Total  . . . . . . . .       318,500      127,400      4,327,767      1,824,724
                                            =======      =======      =========      =========

         Developed acreage shown above for Egypt is all on the Khalda Concession and with the exception of one field, the Tarek field, is held by production to all depths until at least 2010 to 2012. The Tarek field acreage is held until 25 years after a gas sales contract for Tarek is entered into, but in no event beyond 2022. However, if no gas sales contract for Tarek gas has been entered into by 1999, the Tarek acreage is required to be relinquished. Undeveloped acreage for Egypt is on the Qarun Concession and South Khalda block. The agreement pertaining to the South Khalda block is subject to the approval of the Egyptian Parliament.

All lease terms are believed sufficient for their reasonable exploration and development. The Canadian Arctic acreage has little or no value under current industry conditions.

DRILLING

         The data in the following table does not include recompletions or water injection wells. The one dry hole drilled during 1994 was paid for by the Company's partner in the Faghur Concession, which was subsequently relinquished. All of the Company's drilling activities during the periods shown were in Egypt. At December 31, 1994 two gross wells (0.9 net wells) were in progress.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                      1992       1993      1994
                                                                     -----      ------    -----
         Development Wells -- Gross
             Productive Oil . . . . . . . . . . . . . . . . . . .    15.00       7.00       9.00
             Productive Gas . . . . . . . . . . . . . . . . . . .       --         --         --
                                                                     -----       ----       ----
             Total Productive . . . . . . . . . . . . . . . . . .    15.00       7.00       9.00
                                                                     =====       ====       ====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .       --         --         --

         Development Wells -- Net
             Productive Oil . . . . . . . . . . . . . . . . . . .     6.00       2.80       3.60
             Productive Gas . . . . . . . . . . . . . . . . . . .       --         --         --
                                                                     -----       ----       ----
             Total Productive . . . . . . . . . . . . . . . . . .     6.00       2.80       3.60
                                                                     =====       ====       ====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .       --         --         --

         Exploratory Wells -- Gross
             Productive Oil . . . . . . . . . . . . . . . . . . .     1.00       1.00       3.00
             Productive Gas . . . . . . . . . . . . . . . . . . .       --       1.00       1.00
                                                                     -----       ----       ----
             Total Productive . . . . . . . . . . . . . . . . . .     1.00       2.00       4.00
                                                                     =====       ====       ====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .     4.00       2.00       1.00

         Exploratory Wells -- Net
             Productive Oil . . . . . . . . . . . . . . . . . . .     0.40       0.40       1.30
             Productive Gas . . . . . . . . . . . . . . . . . . .       --       0.40       0.40
                                                                     -----       ----       ----
             Total Productive . . . . . . . . . . . . . . . . . .     0.40       0.80       1.70
                                                                     =====       ====       ====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .     0.91       0.50       0.10

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         See "Item 8 -- Financial Statements and Supplementary Data" for financial information about foreign and domestic operations. During 1992, 1993 and 1994 no export sales from the United States were made.

ITEM 3                         LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective positions and ages are set forth below:

         George D. Lawrence Jr. -- Mr. Lawrence, age 44, has served as President and Chief Executive Officer since 1990 and joined the Board of Directors in May 1990. He has been with the Company since August 1985 and has held various positions.

         Mark W. Anschutz -- Mr. Anschutz, age 42, has served as Vice President
- - Operations of the Company since May 1994 and as Vice President since April 1990. Mr. Anschutz joined the Company in May 1981 and has held various positions with the Company and its subsidiaries, including the positions of Operations Manager, Engineering Manager and Chief Reservoir Engineer. Mr. Anschutz is a Registered Professional Engineer within the States of Oklahoma and Texas.

         John E. Bruno -- Mr. Bruno, age 43, has served as Vice President - Egyptian Activities of the Company since May 1994 and as Vice President of the Company's wholly-owned subsidiary, Phoenix Resources Company of Egypt, since August 1985. He is currently General Manager of the Company's Cairo office. Mr. Bruno joined the Company in 1978 and served as Controller from 1979 until 1985. Mr. Bruno is a Certified Public Accountant registered in the State of Oklahoma. Mr. Bruno has been a director of Khalda Petroleum Company since 1990.

         Inmann T. Dabney, Jr. -- Mr. Dabney, age 50, has served as Vice President - Exploration and Development of the Company since May 1994 and as Vice President since April 1990. From 1988 to 1989 he served as General Manager for the Company's Malaysian operations and has served as Vice President of the Company's wholly-owned subsidiary, Phoenix Resources Company of Egypt, since 1985. Mr. Dabney has been a director of Khalda Petroleum Company since its formation in 1985.

         Michael C. Nemec -- Mr. Nemec, age 40, has served as Vice President of the Company's wholly-owned subsidiary, Phoenix Resources Company of Qarun, since December 1994. From 1990 to 1994 Mr. Nemec was employed by a private company that provided geological and geophysical consulting services to the Company in respect of its Egyptian operations. From 1985 to 1990 Mr. Nemec was an employee of the Company.

         Cheryl A. Rich -- Ms. Rich, age 40, has served as Vice President, Chief Financial Officer and Controller of the Company since May 1994 and as Vice President since April 1990. She joined the Company in 1979 as an accountant and was Manager of Financial Reporting from 1985 to 1990. From 1979 until 1985 Ms. Rich held various accounting positions with the Company. She is a Certified Public Accountant registered in the State of Oklahoma.

                                    PART  II

ITEM 5             MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange and is also traded on The Pacific Stock Exchange, under the symbol PHN on both exchanges. The table below provides information about historical sales prices of the Common Stock for the periods indicated, as supplied by the Dow Jones Historical Stock Quote Reporter Service. The prices shown have been adjusted to reflect the two-for-one stock split effected in January 1995.

                                                                   HIGH         LOW
                                                                 -------      -------
1993
   First Quarter  . . . . . . . . . . . . . . . . . . . . . .    $ 17.31      $ 12.19
   Second Quarter   . . . . . . . . . . . . . . . . . . . . .      18.88        15.06
   Third Quarter  . . . . . . . . . . . . . . . . . . . . . .      18.19        16.19
   Fourth Quarter   . . . . . . . . . . . . . . . . . . . . .      17.56        15.13
1994
   First Quarter  . . . . . . . . . . . . . . . . . . . . . .    $ 19.94      $ 13.38
   Second Quarter   . . . . . . . . . . . . . . . . . . . . .      13.81        11.13
   Third Quarter  . . . . . . . . . . . . . . . . . . . . . .      15.88        13.13
   Fourth Quarter   . . . . . . . . . . . . . . . . . . . . .      24.00        13.19
1995
   First Quarter (through February 10, 1995)  . . . . . . . .    $ 24.94      $ 21.63

         As of February 10, 1995 the Common Stock was held by approximately 660 holders of record.

                                   DIVIDENDS

         The Company paid four regular quarterly dividends during 1994 of $0.025 per share (adjusted for two-for-one stock split in January 1995). The Company currently intends to continue paying quarterly cash dividends at least at substantially the same level. The timing and the amounts of future dividends will, however, depend upon the Company's earnings and cash requirements and other factors deemed relevant by the Board of Directors, in its sole discretion.

ITEM 6                      SELECTED FINANCIAL DATA


                                                         Year Ended or at December 31,(1)
                                         -------------------------------------------------------------
                                            1990        1991          1992         1993         1994
                                         ---------    ---------     --------     --------    ---------
                                                      (In thousands, except per share data)
INCOME STATEMENT:
Oil and gas revenues(2) . . . . . . .    $  22,792    $  14,727     $ 22,481     $ 22,302    $  21,856
Revenues dedicated to foreign
    tax liability(3)  . . . . . . . .           --           --       10,786       10,578       10,866
                                         ---------    ---------     --------     --------    ---------
  Operating revenues  . . . . . . . .       22,792       14,727       33,267       32,880       32,722
                                         ---------    ---------     --------     --------    ---------
Income (loss) before
    extraordinary items   . . . . . .        5,060         (612)      12,692       12,510       12,891
Net income (loss)(4)  . . . . . . . .        7,556      (18,310)      12,692       12,336       12,891
Income (loss) before extraordinary
    items per share(5)  . . . . . . .         1.11        (0.11)         1.51        1.47         1.57
Net income (loss) per share(5)  . . .         1.66        (3.24)         1.51        1.45         1.57

BALANCE SHEET:

Total assets  . . . . . . . . . . . .    $  37,107    $  51,525     $ 59,255     $ 50,863    $  56,441
Long-term debt(6) . . . . . . . . . .       33,674       11,527          708           --           --
Stockholders' equity (deficit)  . . .       (5,896)       5,263       17,894       30,298       33,558



____________________

(1) The data for all years has been restated to reflect the change in the Company's method of accounting for oil and gas operations to the full cost method of accounting. See Note 2 to the Company's Consolidated Financial Statements. As a result of the change in accounting method, net income for 1990 and 1991 increased $0.6 million ($0.17 per share) and $1.2 million ($0.21 per share), respectively; for 1992 and 1993 decreased $1.8 million ($0.22 per share) and $2.8 million ($0.32 per share), respectively; and for 1994 increased $1.7 million ($0.21 per share).


(2 ) Revenues and net income for 1990 and 1991 reflect reduced revenues due to the delivery of oil from the Company's share of production on the Khalda Concession, which had been sold and recognized as revenue in 1985. This commitment was fulfilled in 1991.


(3) The adoption of SFAS 109 effective January 1, 1992 had the effect of increasing operating revenues and tax expense for 1992, 1993 and 1994 by equal and offsetting amounts, but did not affect net income.


(4) Includes extraordinary losses on the early extinguishment of debt of $17.7 million and $0.2 million in 1991 and 1993, respectively, and income taxes of $0.1 million, $0.2 million, $11.1 million, $10.9 million and $11.1 million in 1990, 1991, 1992, 1993 and 1994, respectively.


(5)  Restated to give effect to the two-for-one stock split effective January
1995.


(6) At December 31, 1991 approximately $27.5 million of senior notes, retired in early 1992, were classified as current liabilities.

ITEM 7              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the three years ended December 31, 1994 should be read in conjunction with the Consolidated Financial Statements and Notes thereto. In the fourth quarter of 1994 the Company changed its method of accounting for oil and gas operations to the full cost method. The financial statements of all years presented have been restated to give effect to such change.

RESULTS OF OPERATIONS

         1994 Compared to 1993. Net income for 1994 increased 4% to $12.9 million from $12.3 million in 1993.

         Operating revenues for 1994 were virtually unchanged from 1993. Increased crude oil production from the Khalda Concession during 1994 generally offset the lower oil prices experienced during 1994. Gross crude oil production from the Khalda Concession averaged 32,731 barrels per day during 1994 compared to 32,019 barrels per day during 1993. The price received for oil produced on the Khalda Concession averaged $15.72 per barrel during 1994, compared to $15.93 per barrel during 1993.

         Interest income for 1994 increased approximately $0.5 million, or 102%, compared to 1993 due to higher interest rates earned on short-term investments during 1994 and larger amounts of excess cash available for short-term investment.

         Production costs for 1994 decreased approximately $0.5 million, or 9%, compared to 1993 primarily due to prior years' credits granted to the Khalda joint account during 1994.

         Depreciation, depletion and amortization ("DD&A") increased approximately $0.2 million, or 13%, in 1994 compared to 1993 primarily due to an increase in the Egyptian DD&A provision. The Egyptian DD&A provision increased as a result of the inclusion of Qarun Concession capitalized costs, future development costs and reserves during the fourth quarter of 1994.

         General and administrative expense decreased approximately $0.3 million, or 13%, in 1994 compared to 1993 primarily due to a larger amount of general and administrative expense being allocable to exploration and development activities in 1994 than in 1993.

         1993 Compared to 1992. Net income for 1993 was $12.3 million compared to $12.7 million for 1992, a decrease of almost 3%.

         Operating revenues for 1993 were virtually unchanged from 1992. Increased crude oil production from the Khalda Concession during 1993 generally offset the lower oil prices experienced during 1993. Gross crude oil production from the Khalda Concession averaged 32,019 barrels per day during 1993 compared to 29,300 barrels per day during 1992, a 9% increase. The price received for oil produced on the Khalda Concession averaged $15.93 per barrel during 1993, compared to $18.04 per barrel during 1992, a 12% decrease.

         Interest income for 1993 decreased approximately $0.1 million, or 14%, compared to 1992 primarily due to lower interest rates earned on short-term investments during 1993.

         Production costs for 1993 increased approximately $0.9 million, or 17%, compared to 1992 primarily due to 1992 production costs being reduced by approximately $0.5 million as a result of certain prior-year adjustments recorded by the partnership operator of the Khalda

Concession during 1992. At year-end 1991 the partnership operator of the Khalda Concession made unusually large annual charges of non-cost-recoverable operating expenses to the joint account. The Company's share of such charges was recorded by the Company in the fourth quarter of 1991. During 1992 certain adjustments were made by the partnership operator to these charges reducing stated production costs by approximately $0.5 million.

         Depreciation, depletion and amortization increased approximately $0.3 million, or 18%, in 1993 compared to 1992 primarily due to increased production in the Khalda Concession.

         Interest expense decreased approximately $1.2 million, or 90%, in 1993 compared to 1992 as a result of the early extinguishment of 10% Senior Notes due April 9, 2000 (the "Senior Notes") in early 1992 and prepayments on a loan from the International Finance Corporation. In 1993 the Company redeemed all outstanding Senior Notes and wrote off the remaining unamortized discount, resulting in an extraordinary loss of approximately $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1994 the Company's working capital (current assets less current liabilities) was approximately $27.7 million, which included cash and cash equivalents in the amount of approximately $26.5 million. Net cash provided by operating activities for the year ended December 31, 1994 was approximately $13.8 million. Cash utilized for financing activities for the year ended December 31, 1994 was approximately $9.6 million, which was primarily used to repurchase stock and pay dividends. The Company currently has no long-term debt.

         The Company's short-term and long-term internal sources of liquidity are working capital and cash flow from operations. The Company does not have an immediate need for and therefore does not have, any current arrangements for short-term or long-term sources of external liquidity.

         The Company believes that its current liquidity is sufficient to meet its obligations during the next 12 months. Excess working capital and net cash flow from operations would be available to fund the development of any of the Company's exploratory successes, including the Qarun Concession; to participate in the development of natural gas reserves in the Khalda Concession, including the unified Western Desert natural gas pipeline project, if such project is commenced; and to pursue other oil and gas opportunities that may be identified by the Company. To the extent these internal sources of liquidity are deemed to be inadequate to fund such activities, the Company believes external sources of capital would be available.

ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                                                                                                  Page
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .     26

Consolidated Statement of Income for each of the three years in the period ended
  December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27

Consolidated Balance Sheet at December 31, 1993 and 1994  . . . . . . . . . . . . . . . . . . .     28

Consolidated Statement of Stockholders' Equity for each of the three years
  in the period ended December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

Consolidated Statement of Cash Flows for each of the three years in the period ended
  December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .     31

Supplementary Information on Oil and Gas Producing Activities . . . . . . . . . . . . . . . . .     39

Schedule II  -- Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . . . . .    S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PHOENIX RESOURCE COMPANIES, INC.:

         We have audited the accompanying consolidated balance sheet of The Phoenix Resource Companies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Phoenix Resource Companies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

         As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for oil and gas properties from the successful efforts method to the full cost method.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index under Item 8 Financial Statements and Supplementary Data is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                         ARTHUR ANDERSEN LLP

    Oklahoma City, Oklahoma
       February 10, 1995

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                                    ----------------------------------
                                                                      1992         1993         1994
                                                                    --------     --------    ---------
Revenues:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . .     $ 22,481     $ 22,302    $  21,856
  Revenues dedicated to foreign tax liability   . . . . . . . .       10,786       10,578       10,866
                                                                    --------     --------    ---------
    Operating revenues  . . . . . . . . . . . . . . . . . . . .       33,267       32,880       32,722
  Interest income   . . . . . . . . . . . . . . . . . . . . . .          542          464          935
  Other income  . . . . . . . . . . . . . . . . . . . . . . . .          394          681          187
                                                                    --------     --------    ---------
                                                                      34,203       34,025       33,844
                                                                    --------     --------    ---------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . . . . . . . . .        4,984        5,841        5,301
  Depreciation, depletion and amortization  . . . . . . . . . .        1,669        1,967        2,213
  General and administrative  . . . . . . . . . . . . . . . . .        2,476        2,663        2,314
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,321          138           --
                                                                    --------     --------    ---------
                                                                      10,450       10,609        9,828
                                                                    --------     --------    ---------
Income before income taxes and extraordinary loss . . . . . . .       23,753       23,416       24,016
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . . . . . . . . .          275          328          259
  Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . .       10,786       10,578       10,866
                                                                    --------     --------    ---------
Income before extraordinary loss  . . . . . . . . . . . . . . .       12,692       12,510       12,891
Extraordinary loss:
  Early extinguishment of debt  . . . . . . . . . . . . . . . .           --         (174)          --
                                                                    --------     --------    ---------
    Net  income   . . . . . . . . . . . . . . . . . . . . . . .     $ 12,692     $ 12,336    $  12,891
                                                                    ========     ========    =========

Income Per Share:
    Weighted average common and common equivalent
       shares outstanding   . . . . . . . . . . . . . . . . . .        8,380        8,500        8,216
                                                                    ========     ========    =========
    Income before extraordinary loss  . . . . . . . . . . . . .     $   1.51     $   1.47    $    1.57
                                                                    ========     ========    =========
    Net  income   . . . . . . . . . . . . . . . . . . . . . . .     $   1.51     $   1.45    $    1.57
                                                                    ========     ========    =========





 Prior years have been restated to reflect the change to full cost accounting.
        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                                   December 31,
                                                                            -------------------------
                                                                              1993             1994
                                                                            ---------       ---------
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .   $  25,248       $  26,536
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . .       2,211           2,561
  Receivable for payment of foreign taxes   . . . . . . . . . . . . . . .       9,517          10,657
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          37             491
                                                                            ---------       ---------
                                                                               37,013          40,245
                                                                            ---------       ---------
Property and Equipment, at cost:
  Oil and gas properties (using full cost accounting)   . . . . . . . . .      17,984          18,624
  Other property and equipment  . . . . . . . . . . . . . . . . . . . . .       1,985           1,909
                                                                            ---------       ---------
                                                                               19,969          20,533
Less: Accumulated depreciation, depletion and amortization  . . . . . . .      15,302          13,800
                                                                            ---------       ---------
  Net Property and Equipment  . . . . . . . . . . . . . . . . . . . . . .       4,667           6,733

Deferred Receivable for payment of foreign taxes  . . . . . . . . . . . .       8,905           9,211
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         278             252
                                                                            ---------       ---------
                                                                            $  50,863       $  56,441
                                                                            =========       =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     300       $   1,062
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . . . .       9,517          10,657
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . .         574             857
                                                                            ---------       ---------
                                                                               10,391          12,576
                                                                            ---------       ---------
Long-Term Liabilities:
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . . . .       8,905           9,211
  Other  liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,269           1,096
                                                                            ---------       ---------
                                                                               10,174          10,307
                                                                            ---------       ---------

Commitments and Contingencies (Note 7)

Stockholders' Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares, none
    outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              --
  Common stock, par value $0.01 (authorized 10,000 shares, 8,471
    shares outstanding in 1993 and 7,854 in 1994)   . . . . . . . . . . .          85              85
  Paid-in  capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,365          39,396
  Retained earnings (deficit)   . . . . . . . . . . . . . . . . . . . . .      (9,152)          2,929
  Treasury stock, at cost (627 shares in 1994)  . . . . . . . . . . . . .          --          (8,852)
                                                                            ---------       ---------
                                                                               30,298          33,558
                                                                            ---------       ---------
                                                                            $  50,863       $  56,441
                                                                            =========       =========





 Prior years have been restated to reflect the change to full cost accounting.
        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                         Common Stock                   Retained         Treasury Stock
                                      -----------------     Paid-in     Earnings        ----------------    Stockholders'
                                      Shares     Amount     Capital     (Deficit)       Shares    Amount       Equity
                                      ------     ------     -------     ---------       ------   -------    ------------
BALANCE AT DECEMBER 31, 1991,
 AS PREVIOUSLY REPORTED   . . .       8,308      $   83     $39,360     $ (34,317)        --      $    --      $ 5,126
   Cumulative effect of change
    in accounting principle, as
    retroactively applied   . .          --          --          --           137         --           --          137
                                      -----      ------     -------     ---------        ---      -------      -------

BALANCE AT DECEMBER 31, 1991,
 AS RESTATED  . . . . . . . . .       8,308          83      39,360      (34,180)         --           --        5,263

   Stock options exercised  . .         181           2         (56)           --         --           --          (54)
   Fractional shares  . . . . .          --          --          (7)           --         --           --           (7)
   Net income   . . . . . . . .          --          --          --        12,692         --           --       12,692
                                      -----      ------     -------     ---------        ---      -------      -------

BALANCE AT DECEMBER 31, 1992  .       8,489          85      39,297      (21,488)         --           --       17,894

   Stock options exercised  . .          20          --          68            --         --           --           68
   Shares cancelled   . . . . .         (38)         --          --            --         --           --           --
   Net income   . . . . . . . .          --          --          --        12,336         --           --       12,336
                                      -----      ------     -------     ---------        ---      -------      -------

BALANCE AT DECEMBER 31, 1993  .       8,471          85      39,365        (9,152)        --           --       30,298
   Shares purchased   . . . . .        (627)         --          --            --        627       (8,852)      (8,852)
   Stock options exercised  . .          10          --          31            --         --           --           31
   Dividends paid, $0.10 per
     share  . . . . . . . . . .          --          --          --          (810)        --           --         (810)
   Net income   . . . . . . . .          --          --          --        12,891         --           --       12,891
                                      -----      ------     -------     ---------        ---      -------      -------

BALANCE AT DECEMBER 31, 1994  .       7,854      $   85     $39,396     $   2,929        627    $  (8,852)     $33,558
                                      =====      ======     =======     =========        ===      =======      =======




 Prior years have been restated to reflect the change to full cost accounting.
        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                                                         Year Ended December 31,
                                                                    ----------------------------------
                                                                      1992         1993         1994
                                                                    --------     --------    ---------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . .     $ 23,771     $ 23,274    $  21,862
  Cash paid to suppliers and employees  . . . . . . . . . . . .       (8,884)      (9,510)      (8,405)
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . .         (863)        (144)          --
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . .         (530)        (583)        (487)
  Interest and other cash receipts  . . . . . . . . . . . . . .        1,198          821          847
                                                                    --------     --------    ---------
     Net cash provided by operating activities  . . . . . . . .       14,692       13,858       13,817
                                                                    --------     --------    ---------

Cash flows from investing activities:
  Capital expenditures and prepaid well costs   . . . . . . . .       (1,176)      (2,651)      (2,932)
  Proceeds from sales of property and equipment   . . . . . . .            5          120           34
  Supplemental purchase price payment   . . . . . . . . . . . .        4,000        4,000           --
                                                                    --------     --------    ---------
     Net cash provided by (used in) investing activities  . . .        2,829        1,469       (2,898)
                                                                    --------     --------    ---------

Cash flows from financing activities:
  Purchase of treasury stock  . . . . . . . . . . . . . . . . .           --           --       (8,852)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .           --           --         (810)
  Repayments of long-term debt  . . . . . . . . . . . . . . . .      (41,312)      (1,704)          --
  Proceeds from stock options exercised   . . . . . . . . . . .         (132)         139           31
  Reclassification of restricted cash   . . . . . . . . . . . .        3,028           --           --
                                                                    --------     --------    ---------
     Net cash used in financing activities  . . . . . . . . . .      (38,416)      (1,565)      (9,631)
                                                                    --------     --------    ---------

Net increase (decrease) in cash and cash equivalents  . . . . .      (20,895)      13,762        1,288
Cash and cash equivalents, beginning of year  . . . . . . . . .       32,381       11,486       25,248
                                                                    --------     --------    ---------
       Cash and cash equivalents, end of year   . . . . . . . .     $ 11,486     $ 25,248    $  26,536
                                                                    ========     ========    =========

Reconciliation of net income to net cash provided by operating activities:

  Net  income   . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,692     $ 12,336    $  12,891
                                                                    --------     --------    ---------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization   . . . . . . . .        1,669        1,967        2,213
     Capitalized general and administrative   . . . . . . . . .         (616)        (372)        (604)
     Interest accrued to debt principal   . . . . . . . . . . .          599           13           --
     Loss on early extinguishment of debt   . . . . . . . . . .           --          174           --
     (Gain) loss on sale of properties  . . . . . . . . . . . .          142          (97)          --
     (Increase) decrease in accounts receivable related to
       operating activities   . . . . . . . . . . . . . . . . .        1,384          866         (350)
     Decrease in accounts payable related to
       operating activities   . . . . . . . . . . . . . . . . .         (701)         (89)        (156)
     Increase (decrease) in accrued liabilities related to
       operating activities   . . . . . . . . . . . . . . . . .          (28)        (541)         283
     Other noncash items  . . . . . . . . . . . . . . . . . . .         (449)        (399)        (460)
                                                                    --------     --------    ---------
         Total adjustments  . . . . . . . . . . . . . . . . . .        2,000        1,522          926
                                                                    --------     --------    ---------
           Net cash provided by operating activities  . . . . .     $ 14,692     $ 13,858    $  13,817
                                                                    ========     ========    =========





 Prior years have been restated to reflect the change to full cost accounting.
        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         Oil and Gas Operations - During the fourth quarter of 1994 the Company changed its method of accounting for oil and gas operations from the successful efforts method to the full cost method (see Note 2). Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including nonproductive costs, are capitalized as incurred. Internal overhead which is directly identified with acquisition, exploration and development is capitalized. The Company capitalized $0.6 million, $0.4 million and $0.6 million of internal overhead for the years ended December 31, 1992, 1993 and 1994, respectively.

         The capitalized costs of oil and gas properties are accumulated in cost centers on a country-by-country basis and are amortized using the unit-of-production method based on proved reserves. Estimated future development costs are included in the amortization base. Depreciation, depletion and amortization expense per equivalent oil barrel for Egypt was $0.88, $0.87 and $1.19 for the years ended December 31, 1992, 1993 and 1994, respectively. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred. At December 31, 1992, 1993 and 1994, the Company excluded $0.2 million, $1 million and $1 million, respectively, of capitalized costs related to the Qarun Concession from amortization. These costs will be included in the amortization base as prospects within the Qarun Concession are evaluated.

         Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. Accordingly, the gain on the sale of a portion of the Company's interest in the Khalda Concession in 1989 and the subsequent supplemental payments in 1992 and 1993 were recorded as reductions of capitalized costs with no gain recognized.

         The unamortized cost of oil and gas properties less related deferred income tax may not exceed an amount equal to the net present value discounted at 10% of proved oil and gas reserves plus the lower of cost or estimated fair market value of unevaluated properties. To the extent the Company's unamortized cost of oil and gas properties exceeded this ceiling amount, a provision for additional depreciation, depletion and amortization would be required.

         Production Entitlements - Pursuant to the entitlement method, the Company recognizes revenue from the Khalda Concession in the period it is entitled to such production. Production costs are expensed as incurred. At period-end any revenue to which the Company is entitled but has not received is recorded as an account receivable; revenue the Company has received but is not entitled to is recorded in current liabilities as deferred revenue. As of December 31, 1993 and 1994 the Company had recorded an account receivable of $0.6 million representing approximately 43,000 barrels of crude oil and $0.4 million representing approximately 23,000 barrels of crude oil, respectively.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         Taxes on Income - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences, if any, of temporary differences between the tax and financial reporting bases of the Company's assets and liabilities.

         The Company operates in two tax jurisdictions, the U.S. and Egypt.
All of the Company's Egyptian operations are conducted through wholly-owned U.S. subsidiaries, and all income generated by the Egyptian operations is also included in the Company's consolidated U.S. taxable income. In accordance with the provisions of Egyptian concession agreements, EGPC's share of revenues includes Egyptian income taxes and government royalties attributable to the Company, which are paid directly by EGPC. Payment of these Egyptian income taxes by EGPC creates for the Company both U.S. taxable income and foreign tax credits (or deductions, at the option of the Company) which can be utilized to reduce U.S. income taxes, if any, on earnings from the Company's foreign operations.

         The Company records its share of the Egyptian income tax expense and revenue dedicated to foreign tax liabilities for the tax payment to be made on its behalf by EGPC. Prior to 1992, no Egyptian income taxes were paid or payable on behalf of the Company. Beginning in 1992 the Company began recording an Egyptian deferred income tax liability, and an identical deferred receivable, related to its share of temporary differences in reporting Egyptian taxable income by the Company during the current and prior years.

         Cash and Cash Equivalents - For the Statement of Cash Flows, the Company considers unrestricted cash on hand and all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

         Foreign Currency Transactions - Nearly all transactions of the Company and its wholly-owned subsidiaries, are made in U.S. dollars. As a result, foreign currency exchange gains and losses, if any, are recognized in the period incurred. Total foreign exchange gains and losses are immaterial.

NOTE 2 -- CHANGE IN ACCOUNTING PRINCIPLE:

         During the fourth quarter of 1994 the Company changed its method of accounting for oil and gas operations from the successful efforts method to the full cost method. All prior years' financial statements and schedules presented herein have been restated to reflect the change.

         The cumulative effect of the change through December 31, 1991 was not significant. As a result of the change in accounting method, net income for the years ended December 31, 1992 and 1993 decreased $1.8 million ($0.22 per share) and $2.8 million ($0.32 per share), respectively, and for the year ended December 31, 1994 increased $1.7 million ($0.21 per share).

         Management believes the full cost method of accounting is preferable because it will more accurately reflect the results of the Company's future operations and the effects of the economic provisions of the Company's Egyptian concession agreements. Previously, as the Khalda Concession was being explored and developed, the Company's investment was minimal as a result of the operator partner bearing substantially all of the capital costs; therefore, the method of accounting had little effect on the financial statements of the Company. As a result of the Company acquiring full participating interests in the Qarun Concession and the South Khalda block, and the potential for increased activity related to natural gas in the Khalda Concession, in which the Company is a full participating partner, the Company's exploration expenditures will likely increase significantly. Under the various concession agreements it is likely that a large portion of the Company's future exploration expenditures, whether or not

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

productive, will be recoverable from future production, and under such circumstances it is more appropriate and preferable that nonproductive costs (i.e., seismic and dry hole costs) be capitalized, as allowed by the full cost method, rather than expensed, as required by the successful efforts method.

NOTE 3 --  EGYPTIAN OPERATIONS:

         Khalda Concession - The Khalda Concession is governed by the Khalda Concession Agreement, a production sharing arrangement authorized and approved by the Egyptian Parliament. The Company, Repsol and Samsung are jointly referred to as the Khalda Partners. The Khalda Concession is operated by Khalda Petroleum Company, an Egyptian corporation, the equity ownership of which is shared equally by the Khalda Partners and EGPC.

         Under the Khalda Concession Agreement, the Khalda Partners pay all operating and capital costs associated with the Khalda Concession and these costs are recoverable from production. Up to 40% of oil and gas production is available to the Khalda Partners to recover their costs. Operating costs are recoverable on a current basis and capital costs are recoverable over four years, assuming sufficient production. Remaining production is divided pursuant to a formula so that at least 75% goes to EGPC and the balance to the Khalda Partners. EGPC is required to pay from its share of production, on behalf of the Khalda Partners, all Egyptian government royalties and income taxes imposed on the Khalda Partners.

         The economic relationships among the Khalda Partners are governed principally by the Khalda Concession farmout agreement, as amended in 1989. As a general rule, the Khalda Partners' rights and obligations are split 50% to Repsol, 40% to the Company and 10% to Samsung, except: (i) Repsol is obligated to pay 100% of a significant portion of the capital expenditures (generally, those pertaining to the exploration and development of crude oil, as opposed to natural gas) and (ii) operating expenses are recovered from cost recovery oil and gas on a current basis, and all remaining cost recovery oil and gas is divided proportionate to the aggregate unrecovered capital costs of each entity.

         South Khalda - In January 1995 the Khalda Partners reached an agreement with EGPC whereby the Khalda Partners will be awarded the right to conduct petroleum activities in the South Khalda block. The South Khalda block, which contains 2.1 million acres, adjoins and generally surrounds the existing Khalda Concession acreage. Under the proposed agreement, which is subject to approval of the Egyptian Parliament, the Khalda Partners will drill at least seven wells and spend a minimum of $8 million during the initial exploration phase of four years and pay a signature bonus of $1 million. The proposed agreement would be in the form of an amendment to the Khalda Concession Agreement and would provide for a unitization of the cost recovery and profit sharing mechanisms of the Khalda Concession if commercial production from the new area is established. All costs are to be split 50%, 40% and 10% among Repsol, the Company and Samsung, respectively.

         Qarun Concession - In April 1993 the Qarun Partners were awarded the right to conduct petroleum exploration activities on the Qarun Concession, a
1.9 million acre block located immediately southwest of Cairo. The Company is the partnership operator and owns a 50% interest, with subsidiaries of Apache Corporation and Global Natural Resources each owning 25%. Through December 31, 1994 the Company's share of costs in the Qarun Concession totaled $4.7 million.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 4 -- CAPITAL STOCK AND OPTIONS:

         Capital Stock - A two-for-one split of the number of shares of Common Stock outstanding was effective January 1995. All references in the accompanying financial statements and notes to the number of common shares and per share amounts have been restated to reflect the split.

         As of December 31, 1994 there were 8,480,960 shares of $0.01 par value Common Stock issued, of which 7,854,098 were outstanding and 671,000 shares of Common Stock were reserved for issuance upon exercise of the options described below. As of December 31, 1993 there were 8,470,962 shares of Common Stock issued and outstanding and 681,000 shares of Common Stock reserved for issuance upon exercise of the options described below.

         A total of 5,000,000 shares of $0.01 par value preferred stock are authorized, none of which were outstanding at December 31, 1993 or 1994.

         In conjunction with the March 1994 secondary public offering of 30% of the Company's Common Stock, the Company purchased 257,602 shares of its Common Stock at $13.47 per share. Also during 1994, the Company purchased 369,260 shares of its Common Stock in open market transactions at an average price of $14.58 per share. All such shares are held as Treasury Stock.

         Stock Options - The 1990 Employee Stock Option Plan ("Employee Stock Option Plan") and the 1990 Nonemployee Director Stock Option Plan, as amended ("Director Stock Option Plan"), were established April 9, 1990. The Employee Stock Option Plan authorizes the grant of options to purchase Common Stock to employees of the Company. The exercise price of the options granted may not be less than the fair market value on the date of the grant. At December 31, 1993 and 1994 shares of Common Stock reserved for issuance pursuant to the Employee Stock Option Plan totaled 541,000 and 537,000, respectively.

         The Director Stock Option Plan authorizes the grant of options to purchase 6,000 shares of Common Stock to each director of the Company, who is not otherwise an employee of the Company, upon election to the Board of Directors. The Plan also provides that each nonemployee director of the Company be granted additional options covering a sufficient number of shares of Common Stock, so that after such grant such nonemployee director would hold in the aggregate, including all options previously granted to such nonemployee director that remain unexercised, options covering at least 6,000 shares of Common Stock. The exercise price of options granted is the closing price of the shares of Common Stock on the date of the grant of such options. At December 31, 1993 and 1994 shares of Common Stock reserved for issuance pursuant to the Director Stock Option Plan totaled 140,000 and 134,000, respectively.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         Information on the status of options is in the following table.

                                               Employee Plan                    Director Plan
                                           ---------------------          ------------------------
                                                    Option Price                      Option Price
                                            Shares   Per Share             Shares      Per Share
                                           -------- ------------          --------    ------------
OUTSTANDING DECEMBER 31, 1992 . . . . .     35,000   $  3.13              14,000       $  3.13 -  8.13
   Granted  . . . . . . . . . . . . . .         --   $    --               3,000       $ 17.50
   Exercised  . . . . . . . . . . . . .    (14,000)  $  3.13              (6,000)      $  3.13 -  8.13
   Cancelled  . . . . . . . . . . . . .         --   $    --              (2,000)      $  8.13
                                            ------                        ------

OUTSTANDING DECEMBER 31, 1993 . . . . .     21,000   $  3.13               9,000       $  3.13 - 17.50
   Granted  . . . . . . . . . . . . . .    370,000   $ 13.19 - 20.13      40,000       $ 12.25
   Exercised  . . . . . . . . . . . . .     (4,000)  $  3.13              (6,000)      $  3.13
                                            ------                        ------

OUTSTANDING DECEMBER 31, 1994 . . . . .    387,000   $  3.13 - 20.13      43,000       $ 12.25 - 17.50
                                           =======                        ======
Exercisable at:
   December 31, 1993  . . . . . . . . .     21,000   $  3.13               6,000       $  3.13
   December 31, 1994  . . . . . . . . .     17,000   $  3.13               1,000       $ 17.50

NOTE 5 -- INCOME TAXES:

         At December 31, 1994 the Company had net operating loss carryforwards of approximately $181 million, subject to the significant limitations described below. These amounts could be carried forward and would expire in varying amounts from 1997 through 2004 if not utilized. Although the Company does not expect to be able to utilize a significant portion of its net operating loss carryforwards, the Company expects to generate future foreign tax credits, which will be derived from Egyptian tax payments paid on the Company's behalf by EGPC, sufficient to more than offset the future U.S. income taxes, excluding alternative minimum taxes, on its operations. The Company expects to pay future income taxes, excluding Egyptian income taxes paid on its behalf by EGPC, equal to approximately 2% of its pretax income which represents U.S. alternative minimum taxes.

         In accordance with the Tax Reform Act of 1986, usage of net operating loss carryforwards is subject to limitations in future years if certain ownership changes occur. Such ownership changes have occurred. During the period following the ownership change, the limitation is the sum of (i) an annual amount (estimated to be approximately $4 million) determined by the value of the Company immediately before the ownership change, adjusted to reflect the increase in value resulting from the cancellation of indebtedness resulting from the reorganization, multiplied by a statutorily determined interest rate; and (ii) the amount of built-in gains realized during the five-year period following the ownership change. The Company's built-in gain is the amount by which the fair market value of its assets exceeded tax basis at the time of the ownership change. The net operating loss carryforward and the amount available for utilization are subject to review and possible adjustment by the Internal Revenue Service.

         Pretax financial reporting income for the years shown was taxable under the following jurisdictions:

                                                    1992           1993         1994
                                                   -------        -------      -------
                                                               (In thousands)
               U.S. . . . . . . . . . . . . . .    $(2,845)       $(1,445)     $(1,520)
               Egypt  . . . . . . . . . . . . .     26,598         24,861       25,536
                                                   -------        -------      -------
                  Total . . . . . . . . . . . .    $23,753        $23,416      $24,016
                                                   =======        =======      =======

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Income from the Company's Egyptian operations is also taxable in the U.S., but is not included in the amounts stated above for the U.S. The 1992, 1993 and 1994 financial reporting income for Egypt includes the revenue dedicated to payment of foreign taxes of approximately $10.8 million, $10.6 million and $10.9 million, respectively.

         The provision for income taxes for the years shown was comprised of the following:

                                                                 1992        1993         1994
                                                               --------    ---------    ---------
                                                                          (In thousands)
                 Current tax expense:
                   U.S. alternative minimum tax   . . . . .    $    275    $     328    $     259
                   Foreign--Egyptian  . . . . . . . . . . .      25,790       12,990       10,560
                 Deferred tax expense (benefit):
                   Foreign--Egyptian  . . . . . . . . . . .     (15,004)      (2,412)         306
                                                               --------    ---------    ---------
                 Total provision  . . . . . . . . . . . . .    $ 11,061    $  10,906    $  11,125
                                                               ========    =========    =========

         The provision for income taxes for the years shown differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                     1992          1993         1994
                                                                    -------       ------       ------
Statutory U.S. tax rate . . . . . . . . . . . . . . . . . . . .       34.00%       35.00%       35.00%
Increase (decrease) in rate resulting from:
   Egyptian tax on Egyptian earnings  . . . . . . . . . . . . .       45.41%       45.17%       45.24%
   Realization of net operating loss carryforward benefits  . .      (32.84%)     (33.60%)     (33.92%)
                                                                    -------       ------       ------
     Effective tax rate   . . . . . . . . . . . . . . . . . . .       46.57%       46.57%       46.32%
                                                                    =======       ======       ======

         Deferred U.S. and Egyptian tax assets (liabilities) are comprised of the following at the dates shown:

                                                                      At December 31,
                                                     ----------------------------------------------
                                                               1993                     1994
                                                     ---------------------      -------------------
                                                        U.S.      Egyptian        U.S.     Egyptian
                                                     ---------    --------      --------   --------
                                                                       (In thousands)
  Depreciation, depletion and amortization  . . .    $   2,558    $ (4,391)     $  1,774   $ (4,520)
  Capitalized interest and overhead   . . . . . .          155          --           169         --
  Net operating loss carryforwards  . . . . . . .       67,900          --        63,394         --
  AMT carryover   . . . . . . . . . . . . . . . .        2,463          --         2,709         --
  Khalda Concession Agreement   . . . . . . . . .           --      (4,514)           --     (4,691)
                                                     ---------    --------      --------   --------
    Gross deferred tax assets (liabilities)   . .       73,076      (8,905)       68,046     (9,211)
  Deferred tax asset valuation allowance  . . . .      (73,076)         --       (68,046)        --
                                                     ---------    --------      --------   --------
      Net deferred tax assets (liabilities)   . .    $      --    $ (8,905)     $     --   $ (9,211)
                                                     =========    ========      ========   ========

         The change in the valuation allowance during 1993 and 1994 was a decrease of $3.5 million and $5 million, respectively, resulting primarily from the realization of net operating loss carryforwards. No benefit for the remaining U.S. net operating loss carryforwards or the other U.S. deferred tax assets has been recognized in the accompanying financial statements, as the Company believes, based on its current operations, its current proved reserves and existing income tax laws and regulations, no incremental future tax benefits will be derived.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

NOTE 6 -- QUARTERLY RESULTS OF OPERATIONS:

         The unaudited results of operations for the quarterly periods of 1994 are summarized below. The first, second and third quarters have been restated to reflect the change to full cost accounting. As a result of the change in accounting method, net income for the first, second, third and fourth quarter increased $1 million ($0.13 per share), $0.3 million ($0.04 per share), $0.2 million ($0.03 per share) and $0.2 million ($0.03 per share), respectively.

                                                          First     Second    Third    Fourth
                                                         Quarter   Quarter   Quarter  Quarter   Total
                                                        --------   -------  -------- --------  ------
                                                      (In thousands, except per share amounts, oil price
                                                             and average daily gross production)
Oil and gas revenues  . . . . . . . . . . . . . . . .   $  4,474  $ 5,786  $  5,925  $ 5,671  $ 21,856
Revenues dedicated to foreign tax liability . . . . .      2,222    2,767     2,977    2,900    10,866
Other  revenues . . . . . . . . . . . . . . . . . . .        241      245       287      349     1,122
                                                        --------  -------  --------  -------  --------
                                                           6,937    8,798     9,189    8,920    33,844
                                                        --------  -------  --------  -------  --------
Production costs  . . . . . . . . . . . . . . . . . .      1,102    1,656     1,519    1,024     5,301
Other costs and expenses  . . . . . . . . . . . . . .      1,120      943       953    1,511     4,527
                                                        --------  -------  --------  -------  --------
                                                           2,222    2,599     2,472    2,535     9,828
                                                        --------  -------  --------  -------  --------
Income before income taxes  . . . . . . . . . . . . .      4,715    6,199     6,717    6,385    24,016
Provision for income taxes  . . . . . . . . . . . . .      2,274    2,837     3,047    2,967    11,125
                                                        --------  -------  --------  -------  --------
Net income  . . . . . . . . . . . . . . . . . . . . .   $  2,441  $ 3,362  $  3,670  $ 3,418  $ 12,891
                                                        ========  =======  ========  =======  ========
Net income, per share . . . . . . . . . . . . . . . .   $   0.29  $  0.41  $   0.46  $  0.43   $  1.57
                                                        ========  =======  ========  =======  ========
Average daily gross oil production--Khalda  . . . . .     31,244   32,917    34,008   32,724    32,731
Average  oil  price--Khalda . . . . . . . . . . . . .   $  14.08  $ 15.91  $  16.24  $ 16.47  $  15.72

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

         The Company conducts almost all of its business in Egypt. The business environment in foreign countries varies greatly. Relevant factors include the laws of a country, its political stability, the political stability of its region of the world, its attitude toward foreign investments, availability and skill of its work force and the technological sophistication of its business community. Adverse developments in the business environment in Egypt would likely have a material adverse effect on the Company. The Company does not insure against political risks. The carrying amount of identifiable assets (excluding cash and cash equivalents in U.S. banks and intercompany balances) of the Company's foreign operations at December 31, 1993 and 1994 totaled $25 million and $29.4 million (including approximately $18.4 million and $19.9 million related to receivables for payment of foreign taxes which are offset by an equal amount of foreign tax liabilities), respectively.

         Egypt retains the right of requisition of production from Egyptian concessions and cancellation of the concession agreements upon the occurrence of specific events, including a national emergency due to war, imminent expectation of war or internal causes, unauthorized assignment of interests in the concession, the concession holder being adjudicated bankrupt by a court of competent jurisdiction and intentional extraction of any mineral not authorized by the concession agreement. Requisition or cancellation of the Company's concession agreements as a result of the foregoing or for any other reasons would have a material adverse effect on the Company.

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

         The Company is committed, under certain circumstances, to pay $1.7 million pursuant to various employment contracts with certain key employees.

NOTE 8 -- SALES TO MAJOR CUSTOMERS:

         Sales to EGPC accounted for 97%, 96% and 99% of the Company's consolidated oil and gas revenues in 1992, 1993 and 1994, respectively.

         SUPPLEMENTARY INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

         The information in this section is based on engineering estimates of oil and gas reserves, using the methods and assumptions prescribed by the SEC for such calculations. Assumed sales prices of hydrocarbons were, as required, those prices in effect at the respective dates indicated, with no effect given to price changes which have occurred since those dates or to potential increases or decreases in prices. The estimation of oil and gas reserves is not an exact science. Estimates of economically recoverable oil and gas reserves and of the future net revenues from those reserves depend on a number of assumptions, all of which may, and frequently do, vary materially from actual results.

         EGPC's share of production includes Egyptian income taxes and government royalties attributable to the Company which are paid directly by EGPC. The reserve information presented in the following tables does not include reserves attributable to such payments on behalf of the Company by EGPC, nor does the information regarding reserve values include any deductions for Egyptian income taxes.

         The value of proved natural gas quantities shown in the table below has been reduced to account for the currently limited access to natural gas markets.

         Net proved reserves of crude oil and natural gas of the Company were estimated as of December 31, 1992, 1993 and 1994 by independent petroleum engineers, Netherland, Sewell & Associates, Inc., of Dallas, Texas.

                        VALUES OF RESERVES  (UNAUDITED)

                                                 Future Net Revenues (In thousands)
                              -----------------------------------------------------------------------
                                            Total                             Present Value
                                        (Undiscounted)                      (Discounted at 10%)
                                       At December 31,                        At December 31,
                              ----------------------------------    ----------------------------------
                                1992         1993         1994        1992         1993         1994
                              --------    ---------    ---------    --------     --------    ---------
Proved Developed
  Producing:
    United States   . . .     $    950    $     971    $      --    $    888     $    849    $      --
    Egypt   . . . . . . .       66,329       49,978       52,168      49,948       38,402       41,769
                              --------    ---------    ---------    --------     --------    ---------
      Subtotal  . . . . .       67,279       50,949       52,168      50,836       39,251       41,769
                              --------    ---------    ---------    --------     --------    ---------
Proved Developed
  Nonproducing:
    Egypt   . . . . . . .       12,950       17,112       18,930       8,898       10,519       10,748
                              --------    ---------    ---------    --------     --------    ---------
Proved Undeveloped:
    Egypt   . . . . . . .       44,641       27,973       77,602      13,790        5,012       27,522
                              --------    ---------    ---------    --------     --------    ---------
Total Proved Reserves:
    United States   . . .          950          971           --         888          849           --
    Egypt   . . . . . . .      123,920       95,063      148,700      72,636       53,933       80,039
                              --------    ---------    ---------    --------     --------    ---------

TOTAL PROVED RESERVES . .     $124,870    $  96,034    $ 148,700    $ 73,524     $ 54,782    $  80,039
                              ========    =========    =========    ========     ========    =========
Assumed Egyptian
    Oil Price   . . . . .     $  17.56    $   13.47    $   15.73    $  17.56     $  13.47    $   15.73

                    RESERVE QUANTITY INFORMATION (UNAUDITED)

         Oil and gas quantities for Egypt include reserves attributable to the Company's rights to recover past and future costs, which quantities vary with price assumptions and cost estimates. In accordance with SEC requirements, the assumed Egyptian oil price for estimates made as of December 31, 1992, 1993 and 1994 was $17.56, $13.47 and $15.73, respectively. Oil includes oil and gas condensate and is stated in thousands of barrels; gas is stated in millions of cubic feet and includes all gas produced, whether or not sold.


                                                U.S.                 EGYPT                TOTAL
                                             ------------       --------------        --------------
                                             OIL     GAS         OIL       GAS        OIL        GAS
                                             ---     ----       ---        ---        ---        ---
YEAR ENDED DECEMBER 31, 1992
   Proved Reserves:
   ----------------
     Beginning balance  . . . . . . . .       81     340        8,677     14,750     8,758     15,090
     Revisions of previous estimates  .      (18)     31          173      5,108       155      5,139
     Extensions, discoveries and
       other additions  . . . . . . . .       --      --        1,773      1,509     1,773      1,509
     Production   . . . . . . . . . . .      (25)   (136)      (1,183)    (1,071)   (1,208)    (1,207)
                                             ---    ----       ------     ------    ------     ------
       Ending balance   . . . . . . . .       38     235        9,440     20,296     9,478     20,531
                                             ===    ====       ======     ======    ======     ======
   Proved Developed Reserves:
   --------------------------
     Beginning balance  . . . . . . . .       81     340        6,245      2,494     6,326      2,834
                                             ===    ====       ======     ======    ======     ======
     Ending balance   . . . . . . . . .       38     235        6,845      3,325     6,883      3,560
                                             ===    ====       ======     ======    ======     ======

YEAR ENDED DECEMBER 31, 1993
   Proved Reserves:
   ----------------
     Beginning balance  . . . . . . . .       38     235        9,440     20,296     9,478     20,531
     Revisions of previous estimates  .       42      45        1,691      4,628     1,733      4,673
     Extensions, discoveries and
       other additions  . . . . . . . .       --      --          874      5,787       874      5,787
     Production   . . . . . . . . . . .      (25)   (171)      (1,326)    (1,414)   (1,351)   (1,585)
                                             ---    ----       ------     ------    ------    ------
       Ending balance   . . . . . . . .       55     109       10,679     29,297    10,734     29,406
                                             ===    ====       ======     ======    ======     ======
   Proved Developed Reserves:
   --------------------------
     Beginning balance  . . . . . . . .       38     235        6,845      3,325     6,883      3,560
                                             ===    ====       ======     ======    ======     ======
     Ending balance   . . . . . . . . .       55     109        8,278      4,228     8,333      4,337
                                             ===    ====       ======     ======    ======     ======

YEAR ENDED DECEMBER 31, 1994
   Proved Reserves:
   ----------------
     Beginning balance  . . . . . . . .       55     109       10,679     29,297    10,734     29,406
     Revisions of previous estimates  .      (43)    (89)        (733)    (2,403)     (776)    (2,492)
     Extensions, discoveries and
       other additions  . . . . . . . .       --      --        6,575        649     6,575        649
     Production   . . . . . . . . . . .       (4)    (18)      (1,355)    (1,762)   (1,359)    (1,780)
     Sales of reserves in place   . . .       (8)     (2)          --         --        (8)        (2)
                                             ---    ----       ------     ------    ------     ------
       Ending balance   . . . . . . . .       --      --       15,166     25,781    15,166     25,781
                                             ===    ====       ======     ======    ======     ======
   Proved Developed Reserves:
   -------------------------
     Beginning balance  . . . . . . . .       55     109        8,278      4,228     8,333      4,337
                                             ===    ====       ======     ======    ======     ======
     Ending balance   . . . . . . . . .       --      --        6,810      3,244     6,810      3,244
                                             ===    ====       ======     ======    ======     ======

        CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                                (In thousands)

                                                          U.S.               EGYPT              TOTAL
                                                        --------           --------            -------
DECEMBER 31, 1993
  Proved  . . . . . . . . . . . . . . . . . . . . . .   $  3,663           $ 13,358            $17,021
  Unproved  . . . . . . . . . . . . . . . . . . . . .         --                963                963
                                                        --------           --------            -------
                                                           3,663             14,321             17,984
  Accumulated DD&A  . . . . . . . . . . . . . . . . .      3,416             10,017             13,433
                                                        --------           --------            -------
    Net  capitalized costs  . . . . . . . . . . . . .   $    247           $  4,304            $ 4,551
                                                        ========           ========            =======

DECEMBER 31, 1994
  Proved  . . . . . . . . . . . . . . . . . . . . . .   $     --           $ 17,620            $17,620
  Unproved  . . . . . . . . . . . . . . . . . . . . .         --              1,004              1,004
                                                        --------           --------            -------
                                                              --             18,624             18,624
  Accumulated DD&A  . . . . . . . . . . . . . . . . .         --             11,984             11,984
                                                        --------           --------            -------
    Net  capitalized costs  . . . . . . . . . . . . .   $     --           $  6,640            $ 6,640
                                                        ========           ========            =======





              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                 (In thousands)

                                                                      U.S.         EGYPT       TOTAL
                                                                     ------       ------       ------
YEAR ENDED DECEMBER 31, 1992
  Exploration costs   . . . . . . . . . . . . . . . . . . . . . .    $    1       $  800       $  801
  Development costs   . . . . . . . . . . . . . . . . . . . . . .        --          439          439

YEAR ENDED DECEMBER 31, 1993
  Exploration costs   . . . . . . . . . . . . . . . . . . . . . .    $   59       $2,941       $3,000
  Development costs   . . . . . . . . . . . . . . . . . . . . . .        35          (13)          22

YEAR ENDED DECEMBER 31, 1994
  Exploration costs   . . . . . . . . . . . . . . . . . . . . . .    $   --       $4,059       $4,059
  Development costs   . . . . . . . . . . . . . . . . . . . . . .        --          244          244

          STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

         The standardized measure of discounted future net cash flows relating to proved oil and gas reserves was calculated based on prices and economic conditions in effect at each respective year-end. The standardized measure of discounted future net cash flows should not necessarily be equated with the fair market value of the Company's oil and gas reserves.

                                                                     U.S.        EGYPT        TOTAL
                                                                   --------    ---------   ----------
                                                                              (In thousands)
DECEMBER 31, 1992
Future cash inflows . . . . . . . . . . . . . . . . . . . . . .    $  1,176    $ 193,542   $  194,718
Future production and development costs . . . . . . . . . . . .        (226)     (69,622)     (69,848)
                                                                   --------    ---------   ----------
  Future net cash flows   . . . . . . . . . . . . . . . . . . .         950      123,920      124,870
10% annual discount for estimated timing of net cash flow . . .         (62)     (51,284)     (51,346)
                                                                   --------    ---------   ----------
  Standardized measure of discounted future net cash flows  . .    $    888    $  72,636   $   73,524
                                                                   ========    =========   ==========

DECEMBER 31, 1993
Future cash inflows . . . . . . . . . . . . . . . . . . . . . .    $  1,131    $ 171,554   $  172,685
Future production and development costs . . . . . . . . . . . .        (160)     (76,491)     (76,651)
                                                                   --------    ---------   ----------
  Future net cash flows   . . . . . . . . . . . . . . . . . . .         971       95,063       96,034
10% annual discount for estimated timing of net cash flow . . .        (122)     (41,130)     (41,252)
                                                                   --------    ---------   ----------
  Standardized measure of discounted future net cash flows  . .    $    849    $  53,933   $   54,782
                                                                   ========    =========   ==========

DECEMBER 31, 1994
Future cash inflows . . . . . . . . . . . . . . . . . . . . . .    $     --    $ 282,892   $  282,892
Future production and development costs . . . . . . . . . . . .          --     (134,192)    (134,192)
                                                                   --------    ---------   ----------
  Future net cash flows   . . . . . . . . . . . . . . . . . . .          --      148,700      148,700
10% annual discount for estimated timing of net cash flow . . .          --      (68,661)     (68,661)
                                                                   --------    ---------   ----------
  Standardized measure of discounted future net cash flows  . .    $     --    $  80,039   $   80,039
                                                                   ========    =========   ==========


         Following are the principal sources of changes in the standardized measure of discounted future net cash flows during the years shown:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                     1992         1993         1994
                                                                   --------     --------    ---------
                                                                             (In thousands)
Beginning balance . . . . . . . . . . . . . . . . . . . . . . .    $ 64,326     $ 73,524    $  54,782
Sales and transfers, net of production costs  . . . . . . . . .     (17,497)     (16,461)     (16,555)
Net changes in sales prices, net of production costs  . . . . .       4,957      (21,181)      22,425
Extensions, discoveries and improved recovery,
  net of future production and development costs  . . . . . . .      17,511        5,015       22,048
Changes in estimated future development costs . . . . . . . . .          93       (2,080)          --
Development costs accrued in the prior year but
  incurred in the current year  . . . . . . . . . . . . . . . .         439           --           --
Revisions of quantity estimates . . . . . . . . . . . . . . . .       5,931       10,447       (6,556)
Accretion of discount . . . . . . . . . . . . . . . . . . . . .       6,433        7,353        5,393
Sales of reserves in place  . . . . . . . . . . . . . . . . . .          --           --         (102)
Changes in production rates (timing) and other  . . . . . . . .      (8,669)      (1,835)      (1,396)
                                                                   --------     --------    ---------
    Ending balance  . . . . . . . . . . . . . . . . . . . . . .    $ 73,524     $ 54,782    $  80,039
                                                                   ========     ========    =========

         In the tables above, no U.S. income tax expense is provided due to the utilization of net operating loss carryforward, the availability of future foreign tax credits and the insignificance of alternative minimum tax.
Egyptian income taxes on Egyptian concession taxable income and revenue attributable to the payment on behalf of the Company by EGPC of the Company's share of Egyptian income taxes have been excluded.

                RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES
                  (EXCLUDING CORPORATE OVERHEAD AND INTEREST)
                                 (In thousands)

                                                                 U.S.          EGYPT          TOTAL
                                                               --------       --------      ---------
YEAR ENDED DECEMBER 31, 1992
  Oil and gas revenues  . . . . . . . . . . . . . . . . . .    $    760       $ 21,721      $  22,481
  Revenues dedicated to foreign tax liability   . . . . . .          --         10,786         10,786
                                                               --------       --------      ---------
    Operating revenues  . . . . . . . . . . . . . . . . . .         760         32,507         33,267
  Production costs  . . . . . . . . . . . . . . . . . . . .        (217)        (4,767)        (4,984)
  Depreciation, depletion and amortization  . . . . . . . .        (431)        (1,195)        (1,626)
  Egyptian tax provision  . . . . . . . . . . . . . . . . .          --        (10,786)       (10,786)
                                                               --------       --------      ---------
  Results of operations from producing activities   . . . .    $    112       $ 15,759      $  15,871
                                                               ========       ========      =========

YEAR ENDED DECEMBER 31, 1993
  Oil and gas revenues  . . . . . . . . . . . . . . . . . .    $    839       $ 21,463      $  22,302
  Revenues dedicated to foreign tax liability   . . . . . .          --         10,578         10,578
                                                               --------       --------      ---------
    Operating revenues  . . . . . . . . . . . . . . . . . .         839         32,041         32,880
  Production costs  . . . . . . . . . . . . . . . . . . . .        (228)        (5,613)        (5,841)
  Depreciation, depletion and amortization  . . . . . . . .        (533)        (1,361)        (1,894)
  Egyptian tax provision  . . . . . . . . . . . . . . . . .          --        (10,578)       (10,578)
                                                               --------       --------      ---------
  Results of operations from producing activities   . . . .    $     78       $ 14,489      $  14,567
                                                               ========       ========      =========

YEAR ENDED DECEMBER 31, 1994
  Oil and gas revenues  . . . . . . . . . . . . . . . . . .    $    108       $ 21,748      $  21,856
  Revenues dedicated to foreign tax liability   . . . . . .          --         10,866         10,866
                                                               --------       --------      ---------
    Operating revenues  . . . . . . . . . . . . . . . . . .         108         32,614         32,722
  Production costs  . . . . . . . . . . . . . . . . . . . .        (120)        (5,181)        (5,301)
  Depreciation, depletion and amortization  . . . . . . . .        (212)        (1,966)        (2,178)
  Egyptian tax provision  . . . . . . . . . . . . . . . . .          --        (10,866)       (10,866)
                                                               --------       --------      ---------
  Results of operations from producing activities   . . . .    $   (224)      $ 14,601      $  14,377
                                                               ========       ========      =========

         Prior years have been restated to reflect the change to full cost accounting. In the tables above, no U.S. income tax expense is provided due to the utilization of net operating loss carryforward, the availability of future foreign tax credits and the insignificance of alternative minimum tax.

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                   PART  III

ITEM 10                DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

         The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11                     EXECUTIVE COMPENSATION

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12                  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART  IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                           Page
(A)(1) FINANCIAL STATEMENTS

       See Index to Financial Statements of Registrant contained in Item 8  . . . . . . .   25

(A)(2) FINANCIAL STATEMENT SCHEDULES

       See Index to Financial Statements of Registrant contained in Item 8  . .  . . . . .  25



(A)(3) EXHIBITS

           3(a)(1) Restated Certificate of Incorporation of the Registrant, Amended and Restated as of April 9, 1990, was filed as Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 1989, and is hereby incorporated herein by reference.

           3(a)(2) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of The Phoenix Resource Companies, Inc., as of May 11, 1992 was filed as
                           Exhibit 3(a)(2) to Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated herein by reference.

           3(a)(3) Amended ByLaws of the Registrant as of April 9, 1990 were filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1989, and are hereby incorporated herein by reference.

           4 Specimen of certificate representing Common Stock, $0.01 par value per share was filed as Exhibit 4(a) to Annual Report on Form 10-K for the year ended December 31, 1992, and is hereby incorporated herein by reference.

           10(a)(1) 1990 Employee Stock Option Plan of the Registrant was filed as Exhibit 10(a)(1) to Annual Report on Form 10-K for the year ended December 31, 1989, and is hereby incorporated herein by reference.

           10(a)(2) 1990 Nonemployee Director Stock Option Plan of the Registrant, as amended through May 11, 1994.

           10(b)(1) Concession Agreement for Petroleum Exploration and Exploitation in Khalda Area in the Western Desert of Egypt by and among the Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company was filed as Exhibit 19(g) to Annual Report on Form 10-K for the year ended December 31, 1984, and is hereby incorporated herein by reference.

           10(b)(2) Amendment to Concession Agreement for Petroleum Exploration and Exploitation in Khalda Area in the Western Desert of Egypt by and among the Arab Republic of Egypt, the Egyptian General Petroleum Corporation and Phoenix Resources Company was filed as Exhibit 10(d)(4) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and is hereby incorporated herein by reference.

           10(b)(3) Khalda Concession Area Farmout Agreement by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc., dated September 13, 1985, was filed as Exhibit 10.1 to Registration Statement No. 33-1069, and is hereby incorporated herein by reference.

           10(b)(4) Amendment to Khalda Concession Area Farmout Agreement by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. was filed as Exhibit 10(d)(5) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and is hereby incorporated herein by reference.

           10(c) Concession Agreement for Petroleum Exploration and Exploitation Between The Arab Republic of Egypt and Egyptian General Petroleum Corporation and Phoenix Resources Company of Qarun and Apache Oil Egypt, Inc. in the Qarun Area, Western Desert, A.R.E. was filed as Exhibit 10(b) to Annual Report on Form 10-K for the year ended December 31, 1993, and is hereby incorporated herein by reference.

           10(d)(1) Employment and Severance Agreement dated April 19, 1994, effective April 24, 1994, by and between the Registrant and George D. Lawrence Jr. was filed as
                           Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and is hereby incorporated herein by reference.

           10(d)(2) Employment Agreement dated January 1, 1995, by and between the Registrant and Mark W. Anschutz.

           10(d)(3) Employment Agreement dated January 1, 1995, by and between the Registrant and John E. Bruno.

           10(d)(4) Employment Agreement dated January 1, 1995, by and between the Registrant and Inmann T. Dabney, Jr.

           10(d)(5) Employment Agreement dated January 1, 1995, by and between the Registrant and Cheryl A. Rich.

           10(d)(6) Employment Agreement dated January 1, 1995, by and between the Registrant and Michael C. Nemec.

           18              Preferability letter of Arthur Andersen LLP.

           21              Subsidiaries of Registrant.

           23(a)           Consent of Arthur Andersen LLP.

           23(b)           Consent of Netherland, Sewell & Associates, Inc.

           27              Financial Data Schedule.

       The exhibits listed herein will be furnished to any security holder upon written request for such exhibit, to the Corporate Secretary, The Phoenix Resource Companies, Inc., 6525 North Meridian Avenue, Suite 102, Oklahoma City, Oklahoma 73116-1491, and payment of any reasonable expenses incurred by the Company.

(B)    REPORTS ON FORM 8-K

       No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1994.

                               POWER OF ATTORNEY


         Each person whose signature appears below constitutes and appoints George D. Lawrence Jr. and Patricia J. Murano, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PHOENIX RESOURCE COMPANIES, INC.
                                                  (Registrant)



                                        By     /s/ GEORGE D. LAWRENCE JR.
                                               George D. Lawrence Jr.
                                        President and Chief Executive Officer
                                               Date:  February 16, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ George D. Lawrence Jr.
    George D. Lawrence Jr.
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer)

Date:    February 16, 1995

By:  /s/ Cheryl A. Rich
    Cheryl A. Rich
    Vice President & Chief Financial Officer
    (Principal Financial and Accounting Officer)

Date:    February 16, 1995

By:  /s/ Joseph A. Pardo
    Joseph A. Pardo
    Chairman of the Board of Directors

Date:    February 16, 1995

By:  /s/ Galal P. Doss
    Galal P. Doss
    Director

Date:    February 16, 1995

By:  /s/ Francis L. Durand
    Francis L. Durand
    Director

Date:    February 16, 1995

By:  /s/ Lawrence M. Miller
    Lawrence M. Miller
    Director

Date:    February 16, 1995

By:  /s/ Rex A. Sebastian
    Rex A. Sebastian
    Director

Date:    February 16, 1995

                                                                     SCHEDULE II


             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)




                                               Balance at                                    Balance
                                               Beginning                                     at End
                                                of Year       Additions      Deductions     of Year
                                               ----------     ----------     ----------     --------
YEAR ENDED DECEMBER 31, 1992
  Allowance for doubtful accounts   . . . . .   $   166        $    --         $    78      $     88
  Deferred tax asset valuation allowance  . .        --         78,861           2,287        76,574

YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts   . . . . .   $    88        $    --         $    88      $     --
  Deferred tax asset valuation allowance  . .    76,574             --           3,498        73,076

YEAR ENDED DECEMBER 31, 1994
  Deferred tax asset valuation allowance  . .   $73,076        $    --         $ 5,030      $ 68,046

                               INDEX TO EXHIBITS


EXHIBIT                                                                                                PAGE
10(a)(2)     The Phoenix Resource Companies, Inc. 1990 Nonemployee Director
             Stock Option Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(d)(2)     Employment Agreement by and between the Registrant and
             Mark W. Anschutz . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(d)(3)     Employment Agreement by and between the Registrant and
             John E. Bruno  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(d)(4)     Employment Agreement by and between the Registrant and
             Inmann T. Dabney, Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(d)(5)     Employment Agreement by and between the Registrant and
             Cheryl A. Rich . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10(d)(6)     Employment Agreement by and between the Registrant and
             Michael C. Nemec . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18           Preferability Letter of Arthur Andersen LLP. . . . . . . . . . . . . . . . . . .

21           Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .

23(a)        Consent of Arthur Andersen LLP.  . . . . . . . . . . . . . . . . . . . . . . . .

23(b)        Consent of Netherland, Sewell & Associates, Inc. . . . . . . . . . . . . . . . .

27           Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . .