Form 10-Q
period 1995-03-31
PHOENIX RESOURCE COMPANIES INC
filed 1995-05-04
CIK 97483

[LOGO]
The
PHOENIX
RESOURCE COMPANIES, INC.
- --------------------------------------------------------------------------------
                                                              FIRST QUARTER 1995
                                                                QUARTERLY REPORT








[Graphic Artwork
of Egyptian Sphinx
and pyramids.]

                      FINANCIAL & OPERATING HIGHLIGHTS

         (In thousands except per share data, prices and production)
                                 (Unaudited)



                                                                      QUARTER ENDED MARCH 31
                                                                 --------------------------------
                                                                   1995                   1994                   % CHANGE
                                                                 ---------             ----------                --------
RESULTS OF OPERATIONS
  Operating Revenues  ....................................       $  8,317               $  6,696                   +24%
  Total Revenues .........................................       $  8,687               $  6,937                   +25%
  Net Income .............................................       $  3,084               $  2,441                   +26%
  Net Income Per Share ...................................       $   0.39               $   0.29                   +34%

FINANCIAL POSITION (AT END OF PERIOD)
  Working Capital ........................................       $ 28,090               $ 28,026                    --%
  Total Assets ...........................................       $ 59,761               $ 55,590                    +8%
  Debt ...................................................       $     --               $     --                    --%
  Stockholders' Equity ...................................       $ 34,910               $ 32,536                    +7%

OPERATING HIGHLIGHTS
  Khalda Daily Oil Production (gross bbls) ...............         31,372                 31,244                    --%
  Average Oil Price ......................................       $  16.83               $  14.08                   +20%

COMMON STOCK INFORMATION
  Shares Outstanding .....................................          7,784                  8,474                    -8%
  High Sales Price .......................................       $  24.94               $  19.94
  Low Sales Price ........................................       $  18.75               $  13.38
  Closing Sales Price ....................................       $  21.75               $  13.50
  Cash Dividends Per Share ...............................       $   0.04               $  0.025                   +60%




Front Cover:

The Sphinx is one of the most celebrated monuments in Egypt. It is the figure of a recumbent lion hewn from natural rock with the head of a Pharaoh, wearing the royal headcloth and cobra. Much damage has been wrought to the Sphinx over time, due to weathering and deliberate mutilation; however, the Sphinx still conveys a powerful impression of majesty and artistic achievement.

                     PHOENIX HEADLINES -- 1ST QUARTER 1995

EARNINGS. First quarter earnings were $3,084,000, or $0.39 per share, compared to $2,441,000, or $0.29 per share, for first quarter 1994. First quarter 1995 earnings were 26% higher than last year, and, on a per share basis, earnings were up by 34%. Higher earnings were largely attributable to higher oil prices, which were up 20% from first quarter of 1994. Per share earnings were also positively influenced by share repurchases over the last 12 months which served to reduce the weighted number of shares outstanding by 6%.

QARUN CONCESSION. Drilling operations continued in the two-million acre Qarun Concession, where Phoenix is the operator and owns 50% of the contractor interest. During the first quarter, the El Sagha #2 well was completed and tested, resulting in the discovery of a second oil field. During initial testing the well produced up to 1,370 barrels of oil per day.

In March 1995 a third well was spudded on the Qarun Concession, the El Sagha #3, which is designed to appraise the oil field discovered by the El Sagha #1 well in 1994.

Preparations are being made to spud a new wildcat well in the Qarun Concession in May. A 3-D seismic program will be shot over the El Sagha area, commencing in the second quarter. Moreover, once a threshold of reserves is attained, construction of facilities and pipelines will get underway along with additional development drilling.

SOUTH KHALDA BLOCK. During April 1995 the Egyptian Parliament approved the award of the South Khalda Block to the Khalda partners. This two-million acre area surrounds the Khalda Concession and other producing areas in the Western Desert. Assuming production is established from the South Khalda Block, the area will be economically merged with the main Khalda Concession. Phoenix will pay 40% of the costs incurred in this area and be entitled to 40% of the contractor revenue. The Khalda partners will drill at least seven wells on this acreage over the next four years. Exploratory operations are underway, but drilling might not commence until early in 1996.

KHALDA DEVELOPMENT DRILLING. During the first quarter of 1995 two development wells were drilled in the Khalda Concession. An additional nine Khalda development wells are currently scheduled for 1995.

KHALDA PRODUCTION. During the first quarter of 1995, crude oil was produced from the Khalda Concession at a gross rate of 31,372 barrels per day, slightly higher than first quarter of 1994, but down 4% from the average for all of 1994.

KHALDA EXPLORATION. During the first quarter of 1995 a wildcat well spudded in late December on the Khalda Concession, the Nabil 2X, was plugged and abandoned as a dry hole. The number of additional wildcat wells scheduled to be drilled on Khalda during 1995 has been increased from four to seven. It is expected that the Khalda exploratory drilling will be sequential and continuous for most of the remainder of the year.

STOCK REPURCHASES. During the first quarter of 1995, the Company repurchased 70,000 shares of its Common Stock at an average price of $20.30 per share. Since the beginning of 1994, the Company has repurchased almost 700,000 shares of its Common Stock, or over 8% of the shares outstanding.

STOCK SPLIT.  During January 1995 a two-for-one stock split was effected.

DIVIDENDS. For the first quarter of 1995, a regular quarterly dividend of $0.04 per share was declared and paid on March 31, 1995. This dividend rate is 60% higher than the quarterly dividends paid in 1994.

RESEARCH REPORTS. Current research reports about the Company have been published by Howard Weil, Oppenheimer & Co. and Petrie Parkman. To receive copies of any of these reports call Investor Relations at (405) 728-5100.

OKLAHOMA CITY EXPLOSION. Phoenix's Oklahoma City employees appreciate the calls and letters of concern which followed the tragic bombing of the federal building in Oklahoma City. While none of our employees or their family members were injured in the blast, we, like all other proud citizens of Oklahoma City, have been touched by the shock and grief.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         For the Quarterly Period Ended

                                 MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________

                          Commission file number 1-547

                         ______________________________

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
(Address of Principal Executive Offices)                        (Zip Code)

                                 (405) 728-5100
              (Registrant's Telephone Number, Including Area Code)

                         ______________________________

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X     No
                           ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         At April 27, 1995 there were 7,784,098 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                PART I

Consolidated Statement of Income  -
    Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .       3

Consolidated Balance Sheet at March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . .       4

Consolidated Statement of Cash Flows -
    Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .       5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .       6

Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .       8

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                               1995           1994
                                                                           -----------    -----------
Revenues:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 5,486       $  4,474
  Revenues dedicated to foreign tax liability   . . . . . . . . . . . . .      2,831          2,222
                                                                              ------        -------
    Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . .      8,317          6,696
  Interest and other income   . . . . . . . . . . . . . . . . . . . . . .        370            241
                                                                              ------        -------
                                                                               8,687          6,937
                                                                              ------        -------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,377          1,102
  Depreciation, depletion and amortization  . . . . . . . . . . . . . . .        795            372
  General and administrative  . . . . . . . . . . . . . . . . . . . . . .        547            748
                                                                              ------        -------
                                                                               2,719          2,222
                                                                              ------        -------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .      5,968          4,715
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . . . . . . . . . . . . . .         53             52
  Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,831          2,222
                                                                              ------        -------

    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,084       $  2,441
                                                                              ======        =======
Income Per Share:
  Weighted average common and common equivalent
    shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .      7,992          8,490
                                                                              ======        =======
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  0.39       $   0.29
                                                                              ======        =======





  Prior year has been restated to reflect the change to full cost accounting.

         The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)

                                    ASSETS
                                                                         MARCH 31,       December 31,
                                                                            1995            1994
                                                                       -------------    --------------
Current Assets:                                                        (Unaudited)
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .    $  24,145        $  26,536
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .        4,549            2,561
  Receivable for payment of foreign taxes   . . . . . . . . . . . . .       10,657           10,657
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . .          418              491
                                                                          --------         --------
                                                                            39,769           40,245
                                                                          --------         --------
Property and Equipment, at cost:
  Oil and gas properties (using full cost accounting)   . . . . . . .       20,331           18,624
  Other property and equipment  . . . . . . . . . . . . . . . . . . .        1,926            1,909
                                                                          --------         --------
                                                                            22,257           20,533
Less:  Accumulated depreciation, depletion and amortization . . . . .       14,558           13,800
                                                                          --------         --------
  Net Property and Equipment  . . . . . . . . . . . . . . . . . . . .        7,699            6,733

Deferred Receivable for payment of foreign taxes  . . . . . . . . . .       12,041            9,211
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          252              252
                                                                          --------         --------
                                                                         $  59,761        $  56,441
                                                                          ========         ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .    $     459        $   1,062
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . .       10,657           10,657
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . .          563              857
                                                                          --------         --------
                                                                            11,679           12,576
                                                                          --------         --------
Long-Term Obligations:
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . .       12,041            9,211
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .        1,131            1,096
                                                                          --------         --------
                                                                            13,172           10,307
                                                                          --------         --------
Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares, none
    outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . .           --               --
  Common stock, par value $0.01 (authorized 10,000 shares, 7,784
    shares outstanding in 1995 and 7,854 in 1994)   . . . . . . . . .           85               85
  Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .       39,396           39,396
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .        5,702            2,929
  Treasury stock, at cost (697 shares in 1995 and 627 shares in
    1994)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,273)          (8,852)
                                                                          --------         --------
                                                                            34,910           33,558
                                                                          --------         --------
                                                                         $  59,761        $  56,441
                                                                          ========         ========





       The accompanying notes are an integral part of this balance sheet.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                               1995           1994
                                                                           -----------    -----------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . . . . . . .  $   3,746      $   4,856
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . .     (2,502)        (2,054)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . .        (23)            --
  Interest and other cash receipts  . . . . . . . . . . . . . . . . . . .        315            194
                                                                            --------       --------
    Net cash provided by operating activities   . . . . . . . . . . . . .      1,536          2,996
                                                                            --------       --------

Cash flows from investing activities:
  Capital expenditures and prepaid well costs   . . . . . . . . . . . . .     (2,195)          (975)
                                                                            --------       --------
    Net cash used in investing activities   . . . . . . . . . . . . . . .     (2,195)          (975)
                                                                            --------       --------

Cash flows from financing activities:
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .     (1,421)            --
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (311)          (212)
  Proceeds from stock options exercised   . . . . . . . . . . . . . . . .         --              9
                                                                            --------       --------
    Net cash used in financing activities   . . . . . . . . . . . . . . .     (1,732)          (203)
                                                                            --------       --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .     (2,391)         1,818
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .     26,536         25,248
                                                                            --------       --------
    Cash and cash equivalents, end of period  . . . . . . . . . . . . . .  $  24,145      $  27,066
                                                                            ========       ========

Reconciliation of net income to net cash provided by operating activities:

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,084      $   2,441
                                                                            --------       --------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . . . .        795            372
    Capitalized general and administrative  . . . . . . . . . . . . . . .       (172)          (180)
    (Increase) decrease in accounts receivable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,988)           244
    (Decrease) increase in accounts payable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (78)           273
    Decrease in accrued liabilities related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (294)          (165)
    Other noncash items   . . . . . . . . . . . . . . . . . . . . . . . .        189             11
                                                                            --------       --------
      Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . .     (1,548)           555
                                                                            --------       --------
         Net cash provided by operating activities  . . . . . . . . . . .  $   1,536      $   2,996
                                                                            ========       ========





  Prior year has been restated to reflect the change to full cost accounting.

         The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

         All references herein to the "Company" mean The Phoenix Resource Companies, Inc. and/or one or more of its wholly-owned subsidiaries. The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with accounting policies set forth in the Company's 1994 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for such periods.

NOTE 2 -- CHANGE IN ACCOUNTING PRINCIPLE:

         During the fourth quarter of 1994 the Company changed its method of accounting for oil and gas operations from the successful efforts method to the full cost method. The 1994 financial statements presented herein have been restated to reflect the change.

NOTE 3 -- CAPITAL STOCK AND OPTIONS:

         Capital Stock - A two-for-one split of the number of shares of Common Stock outstanding was effected in January 1995. All references in the accompanying 1994 financial statements to the number of common shares and per share amounts have been restated to reflect the split.

         During the first quarter of 1995 the Company purchased 70,000 shares of its Common Stock in open market transactions at an average price of $20.30 per share. As of March 31, 1995 a total of 696,862 shares of Common Stock were held as Treasury Stock.

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

         The Company is committed, under certain circumstances, to pay approximately $1.7 million pursuant to various employment contracts with certain key employees.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The following discussion and analysis of the quarter ended March 31, 1995 compared to March 31, 1994 should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The first quarter of 1994 has been restated to reflect the change to full cost accounting.

         Net income for the first quarter of 1995 was $3.1 million, a 26% increase compared to the same period of 1994. Oil and gas revenues for the first quarter of 1995 increased $1 million, or 23%, compared to the first quarter of 1994. The increases in net income and oil and gas revenues were primarily due to higher oil prices received for Khalda Concession oil. The average price for the first quarter of 1995 was $16.83 per barrel, 20% higher than the $14.08 per barrel received in the first quarter of 1994. Average daily gross oil production from the Khalda Concession was 31,372 barrels per day for the first quarter of 1995 compared to 31,244 barrels per day in the same period of 1994.

         Depreciation, depletion and amortization for the first quarter of 1995 increased $0.4 million, or 114%, compared to the first quarter of 1994 primarily due to the inclusion from the Qarun Concession of capitalized costs, future development costs and reserves commencing in the fourth quarter of 1994.

         General and administrative expense for the first quarter of 1995 decreased $0.2 million, or 27%, compared to the first quarter of 1994 primarily due to expenses incurred in the first quarter of 1994 related to a secondary offering of shares of the Company's Common Stock.

                        LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995 the Company's working capital (current assets less current liabilities) was $28 million, which included cash and cash equivalents of $24 million. Net cash provided by operating activities for the quarter ended March 31, 1995 was $1.5 million. Cash utilized for financing activities for the quarter ended March 31, 1995 was $1.7 million, which was used to repurchase the Company's Common Stock and pay dividends on the Company's Common Stock. The Company currently has no long-term debt. Cash utilized in investing activities was $2.2 million, which was primarily used for exploration costs.

         Currently, the Company's short-term and long-term sources of liquidity are working capital and cash flow from operations. These sources of liquidity would be available to fund a portion of the development of any of the Company's exploratory successes, including any successes in the Qarun Concession and the newly acquired South Khalda block; to participate in the development of natural gas reserves in the Khalda Concession; and to pursue other oil and gas opportunities that may be identified by the Company. The Company is currently seeking project financing for its share of capital expenditures related to the initial development of the Qarun Concession, including construction of facilities and pipeline. The Company believes that it will be successful in obtaining external sources of capital which, coupled with working capital and cash flow from operations, will provide sufficient sources of short-term and long-term liquidity.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE PHOENIX RESOURCE COMPANIES, INC.
                                       ------------------------------------
                                                   (Registrant)





                                              /s/ Cheryl A. Rich
                                    ------------------------------------------
                                                  Cheryl A. Rich
                                    Vice President & Chief Financial Officer
                                    (Principal Financial & Accounting Officer)



DATE:  May 2, 1995