Form 10-Q
period 1995-06-30
PHOENIX RESOURCE COMPANIES INC
filed 1995-07-28
CIK 97483

[LOGO]
The
PHOENIX
RESOURCE COMPANIES, INC.
- --------------------------------------------------------------------------------
                                                             SECOND QUARTER 1995
                                                                QUARTERLY REPORT








[Graphic Artwork
of Egyptian Sphinx
and pyramids.]

                      FINANCIAL & OPERATING HIGHLIGHTS

         (In thousands except per share data, prices and production)
                                 (Unaudited)



                                                                    QUARTER ENDED JUNE 30          SIX MONTHS ENDED JUNE 30
                                                                 ----------------------------     --------------------------
                                                                   1995               1994          1995             1994
                                                                 ---------         ----------     ---------        ---------
RESULTS OF OPERATIONS
  Operating Revenues  ....................................       $  8,879           $  8,553       $ 17,196        $ 15,249
  Total Revenues .........................................       $  9,315           $  8,798       $ 18,002        $ 15,735
  Net Income .............................................       $  3,002           $  3,362       $  6,086        $  5,803
  Net Income Per Share ...................................       $   0.37           $   .041       $   0.76        $   0.69

FINANCIAL POSITION (AT END OF PERIOD)
  Working Capital ........................................       $ 28,201           $ 25,950       $ 28,201        $ 25,950
  Total Assets ...........................................       $ 56,125           $ 47,694       $ 56,125        $ 47,694
  Debt ...................................................       $     --           $     --       $     --        $     --
  Stockholders' Equity ...................................       $ 37,698           $ 30,649       $ 37,698        $ 30,649

OPERATING HIGHLIGHTS
  Khalda Daily Oil Production (gross bbls) ...............         30,415             32,917         30,891          32,085
  Average Oil Price ......................................       $  17.79           $  15.91       $  17.32        $  15.07

COMMON STOCK INFORMATION
  Shares Outstanding .....................................          7,792              8,099          7,792           8,099
  High Sales Price .......................................       $  35.50           $  13.81       $  35.50        $  19.94
  Low Sales Price ........................................       $  21.75           $  11.13       $  18.75        $  11.13
  Closing Sales Price ....................................       $  31.75           $  13.13       $  31.75        $  13.13
  Cash Dividends Per Share ...............................       $   0.04           $  0.025       $   0.08        $  0.050



Front Cover:

The Sphinx is one of the most celebrated monuments in Egypt. It is the figure of a recumbent lion hewn from natural rock with the head of a Pharaoh, wearing the royal headcloth and cobra. Much damage has been wrought to the Sphinx over time, due to weathering and deliberate mutilation; however, the Sphinx still conveys a powerful impression of majesty and artistic achievement.

                      PHOENIX HEADLINES - 2ND QUARTER 1995

EARNINGS. Second quarter 1995 earnings were $3,002,000, or $0.37 per share, compared to $3,362,000, or $0.41 per share, for second quarter 1994. For the first six months of 1995, earnings were $6,086,000, or $0.76 per share, compared to $5,803,000, or $0.69 per share, for the first six months of 1994. Earnings for the first half of 1995 were 5% higher than last year, and, on a per share basis, earnings were up by 10%. Higher earnings were largely attributable to higher oil prices, which were up 15% from the first half of 1994. Per share earnings were also positively influenced by share repurchases in 1994 and 1995 which served to reduce the weighted number of shares outstanding.

QARUN CONCESSION. Operations have continued at a brisk pace in the two million acre Qarun Concession, where Phoenix is the operator and owns 50% of the contractor interest. During the second quarter, the Qarun #3 well was successfully production tested at cumulative rates of up to 11,957 barrels of oil per day. (Wells named El Sagha #1, #2 and #3 have been renamed Qarun #1, #2, and #3.)

The successful testing of the Qarun #3 well, combined with the discoveries made by the Qarun #1 and #2 wells, establishes the commerciality of this area of the Qarun Concession and activities are geared to commencing full scale production before the end of 1996.

Plans are being made for the construction of central production facilities with an initial capacity of 40,000 barrels of oil per day. A 50 kilometer pipeline will be constructed to deliver crude production to the Dahshour booster station of the Sumed pipeline. Large storage facilities will be constructed at the booster station to accept the crude and allow batch shipments of several hundred thousand barrels. The small volumes of natural gas associated with the oil production will be sold through an existing natural gas pipeline that crosses the productive area. Total costs of this entire initial development program, including development drilling, are estimated to be no more than $125 million, 50% of which will be funded by Phoenix. The central facilities are being designed to accommodate expansions in oil production capacity if required to develop additional discoveries.

Phoenix has engaged the International Finance Corporation, an affiliate of the World Bank, to assist it in arranging financing for its share of the Qarun development program, with such loan being in the range of $50 million.

A 3-D seismic program commenced in the second quarter covering an area of approximately 250 square kilometers. This program is primarily for the purpose of assisting development activities and covers the Qarun area and the Sakr area where exploratory drilling is now underway. Shooting of the 3-D seismic should be completed during the third quarter, and several hundred kilometers of 2-D seismic will be shot immediately thereafter to better define several exploratory leads in the northwestern quadrant of the concession.

The Sakr #1X wildcat well was spudded on July 21. It is planned for this well to have a total depth of approximately 14,300 feet to test Bahariya, Kharita and deeper Alam El Bueib objectives. The well is looking for separate accumulations of hydrocarbons about four kilometers southwest of the Qarun fields. Final results are expected no sooner than ninety days from spudding.

The Qarun #4 development well was spudded on July 20. This well is downdip from the Qarun #1 well drilled in 1994, and is designed to help define the downdip limits of the Qarun field. The well is expected to be drilled to a depth of approximately 9,600 feet and results are expected no sooner than sixty days from spudding.

During the second quarter the Nesr #1X exploratory well was spudded, 38 kilometers southwest of the Qarun field. This well bottomed out in basement rock at a depth of 9,800 feet, and although a dry hole, yielded valuable geological and geophysical data.

Current plans envision the continued use of two drilling rigs for development drilling in the Qarun fields for the remainder of 1995 and beyond. Exploratory drilling plans beyond the Sakr #1X have not yet been finalized.

SOUTH KHALDA BLOCK. During April 1995 the Egyptian Parliament approved the award of the South Khalda Block to the Khalda partners, and in May the amendment to the Khalda Concession adding the South Khalda Block was finalized. This two million acre area surrounds the Khalda Concession and other producing areas in the Western Desert. Assuming production is established from the South Khalda Block, the area will be economically merged with the main Khalda Concession. Phoenix will pay 40% of the costs incurred in this area and be entitled to 40% of the contractor revenue. The Khalda partners will drill at least seven wells on this acreage over the next four years. Exploratory operations are underway. Plans to immediately shoot about 720 kilometers of 2-D seismic were recently approved, and exploratory drilling is scheduled to begin next year with the drilling of at least two exploratory wells in 1996.

KHALDA CONCESSION. Development drilling continued in the 12 producing oil fields of the 320,000 acre Khalda Concession during the second quarter of 1995 with the drilling of three development wells. At least nine additional Khalda development wells are currently scheduled for 1995, making the level of 1995 development drilling comparable to that of 1994.

During the second quarter two exploratory wells were drilled on the Khalda
Concession: South Safir and West Bassel. The South Safir well was a dry hole. The West Bassel well was an unsuccessful exploratory well at its deeper exploratory objectives, but it was completed and put on production as a shallow development well in the Shrouk field, which was discovered in 1994.

The Nadr well, located a few kilometers south of the Shrouk fields, recently reached total depth. The Nadr well encountered Bahariya and Abu Roash pay sands, and is in the process of being completed and connected to facilities. It should commence production in a few weeks. Preliminary assessment of the well suggests that it is a discovery of a few million barrels of oil, but testing and detailed mapping will be needed to further define reserve potential.

Once the Nadr well is completed, the rig will move to the Salam South location to spud an exploratory well just south of the existing Salam field. An additional three wildcat wells will be drilled on the Khalda Concession this year, with at least two of these likely having deeper gas objectives.

Contractors in areas adjoining the Khalda Concession also have plans to drill several gas wells over the next six to eight months and discussions among the contractors in the area pertaining to a unified natural gas project continue.

DIVIDENDS. For the second quarter of 1995, a regular quarterly dividend of $0.04 per share was declared and paid on June 30,1995.

RESEARCH REPORTS. Current research reports about the Company have been published by Howard Weil, Oppenheimer & Co. and Petrie Parkman. To receive copies of any of these reports call Investor Relations at (405) 728-5100.





The Common Stock of The Phoenix Resource Companies, Inc. is traded on the American Stock Exchange and The Pacific Stock Exchange under the symbol PHN.

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         For the Quarterly Period Ended

                                 JUNE 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _______________  to _______________

                          Commission file number 1-547

                           __________________________

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
(Address of Principal Executive Offices)                        (Zip Code)


                                 (405) 728-5100
              (Registrant's Telephone Number, Including Area Code)

                           __________________________

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         At July 24, 1995 there were 7,792,098 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS

                                     PART I
                             FINANCIAL INFORMATION

                                                                                                    Page
Consolidated Statement of Income  -
    Three Months and Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .    3

Consolidated Balance Sheet at June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . .    4

Consolidated Statement of Cash Flows -
    Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .    6

Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .    7

                                   PART II
                              OTHER INFORMATION

Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .    9

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
                                                     ----------------------      ---------------------
                                                        1995         1994          1995         1994
                                                     ----------   ---------      --------     --------
Revenues:
  Oil and gas revenues  . . . . . . . . . . . . .     $  5,891     $ 5,786        $11,377     $ 10,260
  Revenues dedicated to foreign tax liability . .        2,988       2,767          5,819        4,989
                                                      --------     -------        -------     --------
    Operating revenues  . . . . . . . . . . . . .        8,879       8,553         17,196       15,249
  Interest and other income   . . . . . . . . . .          436         245            806          486
                                                      --------     -------        -------     --------
                                                         9,315       8,798         18,002       15,735
                                                      --------     -------        -------     --------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . .        1,654       1,656          3,031        2,758
  Depreciation, depletion and amortization  . . .          937         390          1,732          762
  General and administrative  . . . . . . . . . .          684         553          1,231        1,301
                                                      --------     -------        -------     --------
                                                         3,275       2,599          5,994        4,821
                                                      --------     -------        -------     --------

Income before income taxes  . . . . . . . . . . .        6,040       6,199         12,008       10,914
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . .           50          70            103          122
  Foreign   . . . . . . . . . . . . . . . . . . .        2,988       2,767          5,819        4,989
                                                      --------     -------        -------     --------

    Net income  . . . . . . . . . . . . . . . . .     $  3,002     $ 3,362        $ 6,086     $  5,803
                                                      ========     =======        =======     ========
Income Per Share:
  Weighted average common and common
    equivalent shares outstanding   . . . . . . .        8,040       8,272          8,013        8,422
                                                      ========     =======        =======     ========
  Net income    . . . . . . . . . . . . . . . . .     $   0.37     $  0.41        $  0.76     $   0.69
                                                      ========     =======        =======     ========





  Prior year has been restated to reflect the change to full cost accounting.

         The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)
                                     ASSETS

                                                                          JUNE 30,        December 31,
                                                                            1995              1994
                                                                       -------------    --------------
Current Assets:                                                         (Unaudited)
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .     $ 26,602         $ 26,536
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .        2,894            2,561
  Receivable for payment of foreign taxes   . . . . . . . . . . . . .        5,819           10,657
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . .          837              491
                                                                          --------         --------
                                                                            36,152           40,245
                                                                          --------         --------
Property and Equipment, at cost:
  Oil and gas properties (using full cost accounting)   . . . . . . .       23,573           18,624
  Other property  and equipment   . . . . . . . . . . . . . . . . . .        2,016            1,909
                                                                          --------         --------
                                                                            25,589           20,533
Less:  Accumulated depreciation, depletion and amortization . . . . .       15,492           13,800
                                                                          --------         --------
  Net Property and Equipment  . . . . . . . . . . . . . . . . . . . .       10,097            6,733

Deferred Receivable for payment of foreign taxes  . . . . . . . . . .        9,623            9,211
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          253              252
                                                                          --------         --------
                                                                          $ 56,125         $ 56,441
                                                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,525         $  1,062
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . .        5,819           10,657
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . .          607              857
                                                                          --------         --------
                                                                             7,951           12,576
                                                                          --------         --------
Long-Term Obligations:
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . .        9,623            9,211
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .          853            1,096
                                                                          --------         --------
                                                                            10,476           10,307
                                                                          --------         --------
Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares, none
    outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . .           --               --
  Common stock, par value $0.01 (authorized 20,000 shares, 7,792
    shares outstanding in 1995 and 7,854 in 1994)   . . . . . . . . .           85               85
  Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .       39,376           39,396
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .        8,392            2,929
  Treasury stock, at cost (689 shares in 1995 and 627 shares in
    1994)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,155)          (8,852)
                                                                          --------         --------
                                                                            37,698           33,558
                                                                          --------         --------
                                                                          $ 56,125         $ 56,441
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

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                             1995             1994
                                                                          ---------        ---------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . . . . .     $ 11,039         $  8,422
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . .       (4,133)          (4,234)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . .         (445)            (379)
  Interest and other cash receipts  . . . . . . . . . . . . . . . . .          691              323
                                                                          --------         --------
    Net cash provided by operating activities   . . . . . . . . . . .        7,152            4,132
                                                                          --------         --------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .       (5,140)          (1,415)
                                                                          --------         --------
    Net cash used in investing activities   . . . . . . . . . . . . .       (5,140)          (1,415)
                                                                          --------         --------

Cash flows from financing activities:
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . .       (1,421)          (3,997)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .         (623)            (416)
  Proceeds from stock options exercised   . . . . . . . . . . . . . .           98               18
                                                                          --------         --------
    Net cash used in financing activities   . . . . . . . . . . . . .       (1,946)          (4,395)
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . .           66           (1,678)
Cash and cash equivalents, beginning of period  . . . . . . . . . . .       26,536           25,248
                                                                          --------         --------
    Cash and cash equivalents, end of period  . . . . . . . . . . . .     $ 26,602         $ 23,570
                                                                          ========         ========

Reconciliation of net income to net cash provided by operating activities:

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,086         $  5,803
                                                                          --------         --------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . .        1,732              762
    Capitalized general and administrative  . . . . . . . . . . . . .         (310)            (314)
    Increase in accounts receivable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . .         (333)          (1,994)
    Increase in accounts payable related to operating activities  . .          406              273
    Decrease in accrued liabilities related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . .         (250)            (139)
    Other noncash items   . . . . . . . . . . . . . . . . . . . . . .         (179)            (259)
                                                                          --------         --------
      Total adjustments   . . . . . . . . . . . . . . . . . . . . . .        1,066           (1,671)
                                                                          --------         --------
         Net cash provided by operating activities  . . . . . . . . .     $  7,152         $  4,132
                                                                          ========         ========





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

         During the first quarter of 1995 the Company purchased 70,000 shares of its Common Stock in open market transactions at an average price of $20.30 per share. During the second quarter of 1994, 8,000 shares were issued from Treasury Stock upon exercise of stock options. As of June 30, 1995 a total of 688,862 shares of Common Stock were held as Treasury Stock.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

         The following discussion and analysis of the three months and six months ended June 30, 1995 compared to the same periods of 1994 should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The three months and six months ended June 30, 1994 have been restated to reflect the change to full cost accounting.

Second Quarter 1995 Compared to Second Quarter 1994.

         Net income for the second quarter of 1995 was $3 million compared to $3.4 million for the same period of 1994. Net income decreased primarily due to an increase in the non-cash charge for depreciation, depletion and amortization ("DD&A expense"). DD&A expense increased in the second quarter of 1995 due to inclusion of costs from the Qarun Concession. In the second quarter of 1994, most of the Company's capital expenditures were made in the Khalda Concession, where the majority of such expenditures is paid by one of the Company's partners.

         The average price for Khalda Concession oil for the second quarter of 1995 was $17.79 per barrel compared to $15.91 per barrel received in the second quarter of 1994. Average daily gross oil production from the Khalda Concession was 30,415 barrels per day for the second quarter of 1995 compared to 32,917 barrels per day in the same period of 1994.

First Six Months of 1995 Compared to 1994.

         Net income for the first six months of 1995 was $6.1 million compared to $5.8 million for the same period of 1994. Net income increased primarily due to an increase in the price received for Khalda Concession oil partially offset by lower production from the Khalda Concession and increased DD&A expense.

         The average price for Khalda Concession oil for the first six months of 1995 was $17.32 per barrel compared to $15.07 per barrel for the same period of 1994. Average daily gross oil production from the Khalda Concession was 30,891 barrels per day for the six months ended June 30, 1995 compared to 32,085 barrels per day for the same period of 1994.

         DD&A expense for the first six months of 1995 increased $1 million compared to the same period of 1994 primarily due to the inclusion of costs from the Qarun Concession. In the first six months of 1994, most of the Company's capital expenditures were made in the Khalda Concession, where the majority of such expenditures is paid by one of the Company's partners.

                        LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995 the Company's working capital (current assets less current liabilities) was $28.2 million, which included cash and cash equivalents of $26.6 million. Net cash provided by operating activities for the six months ended June 30, 1995 was $7.2 million. Cash utilized for financing activities for the six months ended June 30, 1995 was $1.9 million, which was used to repurchase the Company's Common Stock and pay dividends on the Company's Common Stock. The Company currently has no long-term debt. Cash utilized in investing activities was $5.1 million, which was primarily used for exploration costs.

         Currently, the Company's short-term and long-term sources of liquidity are working capital and cash flow from operations. These sources of liquidity would be available to fund a portion of the development of any of the Company's exploratory successes, including recent discoveries in the Qarun Concession and any successes on the newly acquired South Khalda block; to participate in the development of natural gas reserves in the Khalda Concession; and to pursue other oil and gas opportunities that may be identified by the Company. The Company has engaged the International Finance Corporation, an affiliate of the World Bank, to assist it in arranging financing for its share of capital expenditures related to the initial development of the Qarun Concession, including construction of facilities and pipeline. The Company believes that additional external sources of capital, if needed, coupled with working capital and cash flow from operations, will provide sufficient sources of short-term and long-term liquidity.

                                    PART II

                               OTHER INFORMATION

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1995 Annual Meeting of Stockholders of the Company was held on May 9, 1995 at the American Stock Exchange, New York, New York. The following were reelected as directors of the Company, to serve until the 1998 Annual Meeting of Stockholders: Galal P. Doss; Francis L. Durand; George D. Lawrence Jr.; Lawrence M. Miller; Joseph A. Pardo; and Rex A. Sebastian.

         At the 1995 Annual Meeting of Stockholders, the stockholders approved a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation, effective May 9, 1995, increasing the number of authorized shares of Common Stock from 10,000,000 to 20,000,000.

         An amendment to the Company's 1990 Employee Stock Option Plan was approved, the terms of which are fully described in the Company's Proxy Statement dated March 29, 1995.




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



                                   THE PHOENIX RESOURCE COMPANIES, INC.
                                   ------------------------------------
                                               (Registrant)





                                            /s/Cheryl A. Rich
                           ---------------------------------------------------
                                              Cheryl A. Rich
                                Vice President & Chief Financial Officer
                                (Principal Financial & Accounting Officer)




DATE:  July 27, 1995

          EXHIBIT INDEX
          -------------


Exhibit 27 -- Financial Data Schedule