Form 10-Q
period 1995-09-30
PHOENIX RESOURCE COMPANIES INC
filed 1995-11-03
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarterly Period Ended

                               SEPTEMBER 30, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

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

                          __________________________

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----         -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         At October 26, 1995 there were 15,596,196 shares of the registrant's common stock outstanding.

                              TABLE OF CONTENTS

                                    PART I
                            FINANCIAL INFORMATION

                                                                                                                     Page
Consolidated Statement of Income  -
    Three Months and Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . .                       3

Consolidated Balance Sheet at September 30, 1995 and December 31, 1994  . . . . . . . . . . . . .                       4

Consolidated Statement of Cash Flows -
    Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .                       5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .                       6

Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .                       8


                                   PART II
                              OTHER INFORMATION

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      10

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                       Three Months Ended         Nine Months Ended
                                                         September 30,               September 30,
                                                     ---------------------       ---------------------
                                                       1995         1994           1995         1994
                                                     ---------    --------       --------     --------
Revenues:
  Oil and gas revenues  . . . . . . . . . . . . .     $  5,418    $  5,925       $ 16,795     $ 16,185
  Revenues dedicated to foreign tax liability   .        2,514       2,977          8,333        7,966
                                                      --------    --------       --------     --------
    Operating revenues  . . . . . . . . . . . . .        7,932       8,902         25,128       24,151
  Interest and other income   . . . . . . . . . .          589         287          1,395          773
                                                      --------    --------       --------     --------
                                                         8,521       9,189         26,523       24,924
                                                      --------    --------       --------     --------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . .        1,465       1,519          4,496        4,277
  Depreciation, depletion and amortization  . . .        2,133         422          3,865        1,184
  General and administrative  . . . . . . . . . .          719         531          1,950        1,832
                                                      --------    --------       --------     --------
                                                         4,317       2,472         10,311        7,293
                                                      --------    --------       --------     --------

Income before income taxes  . . . . . . . . . . .        4,204       6,717         16,212       17,631
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . .           46          70            149          192
  Foreign   . . . . . . . . . . . . . . . . . . .        2,514       2,977          8,333        7,966
                                                      --------    --------       --------     --------

    Net income  . . . . . . . . . . . . . . . . .     $  1,644    $  3,670       $  7,730     $  9,473
                                                      ========    ========       ========     ========
Income Per Share:
  Weighted average common and common
    equivalent shares outstanding   . . . . . . .       16,201      16,052         16,102       16,576
                                                      ========    ========       ========     ========
  Net income    . . . . . . . . . . . . . . . . .     $   0.10    $   0.23       $   0.48     $   0.57
                                                      ========    ========       ========     ========


 Prior year has been restated to reflect the change to full cost accounting.

        The accompanying notes are an integral part of this statement.

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share data)

                                    ASSETS

                                                                       September 30,    December 31,
                                                                           1995             1994
                                                                       -----------      -----------
Current Assets:                                                        (Unaudited)

  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .    $  20,391        $  26,536
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .        4,818            2,561
  Receivable for payment of foreign taxes   . . . . . . . . . . . . .        8,333           10,657
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . .        1,616              491
                                                                         ---------        ---------
                                                                            35,158           40,245
                                                                         ---------        ---------
Property and Equipment, at cost:
  Oil and gas properties (using full cost accounting)   . . . . . . .       30,233           18,624
  Other property and equipment  . . . . . . . . . . . . . . . . . . .          983            1,909
                                                                         ---------        ---------
                                                                            31,216           20,533
Less:  Accumulated depreciation, depletion and amortization . . . . .       16,743           13,800
                                                                         ---------        ---------
  Net Property and Equipment  . . . . . . . . . . . . . . . . . . . .       14,473            6,733

Deferred Receivable for payment of foreign taxes  . . . . . . . . . .        9,623            9,211
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          426              252
                                                                         ---------        ---------
                                                                         $  59,680        $  56,441
                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .    $     676        $   1,062
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . .        8,333           10,657
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . .          696              857
                                                                         ---------        ---------
                                                                             9,705           12,576
                                                                         ---------        ---------
Long-Term Obligations:
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . .        9,623            9,211
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .          916            1,096
                                                                         ---------        ---------
                                                                            10,539           10,307
                                                                         ---------        ---------
Commitments and Contingencies (Note 4)

Stockholders Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares,
    none outstanding)   . . . . . . . . . . . . . . . . . . . . . . .           --               --
  Common stock, par value $0.01 (authorized 20,000 shares,
    15,596 shares outstanding in 1995 and 15,708 in 1994)   . . . . .          170              170
  Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .       39,609           39,311
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .        9,724            2,929
  Treasury stock, at cost (1,366 shares in 1995 and 1,254 shares
    in 1994)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,067)          (8,852)
                                                                         ---------        ---------
                                                                            39,436           33,558
                                                                         ---------        ---------
                                                                         $  59,680        $  56,441
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

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (In thousands)
                                 (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          -------------------------
                                                                            1995             1994
                                                                          --------         --------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . . . . .     $ 14,802         $ 15,697
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . .       (6,746)          (6,843)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . .         (468)            (411)
  Interest and other cash receipts  . . . . . . . . . . . . . . . . .        1,144              564
                                                                          --------         --------
    Net cash provided by operating activities   . . . . . . . . . . .        8,732            9,007
                                                                          --------         --------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .      (12,625)          (1,953)
                                                                          --------         --------
    Net cash used in investing activities   . . . . . . . . . . . . .      (12,625)          (1,953)
                                                                          --------         --------

Cash flows from financing activities:
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . .       (1,421)          (8,071)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .         (935)            (613)
  Proceeds from stock options exercised   . . . . . . . . . . . . . .          164               18
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . . . . .          (60)              --
                                                                          --------         --------
    Net cash used in financing activities   . . . . . . . . . . . . .       (2,252)          (8,666)
                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . .       (6,145)          (1,612)
Cash and cash equivalents, beginning of period  . . . . . . . . . . .       26,536           25,248
                                                                          --------         --------
    Cash and cash equivalents, end of period  . . . . . . . . . . . .     $ 20,391         $ 23,636
                                                                          ========         ========

Reconciliation of net income to net cash provided by operating activities:

  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  7,730         $  9,473
                                                                          --------         --------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . .        3,865            1,184
    Capitalized general and administrative  . . . . . . . . . . . . .         (638)            (400)
    Increase in accounts receivable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,257)            (742)
    Decrease in accounts payable related to operating activities  . .          (47)            (127)
    Increase (decrease) in accrued liabilities related to
      operating activities  . . . . . . . . . . . . . . . . . . . . .         (161)              97
    Other noncash items   . . . . . . . . . . . . . . . . . . . . . .          240             (478)
                                                                          --------         --------
      Total adjustments   . . . . . . . . . . . . . . . . . . . . . .        1,002             (466)
                                                                          --------         --------
         Net cash provided by operating activities  . . . . . . . . .     $  8,732         $  9,007
                                                                          ========         ========

 Prior year has been restated to reflect the change to full cost accounting.

        The accompanying notes are an integral part of this statement.

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

         During the fourth quarter of 1994 the Company changed its method of accounting for oil and gas operations from the successful efforts method to the full cost method. The 1994 financial statements presented herein have been restated to reflect the change.

NOTE 3 - STOCKHOLDERS' EQUITY:

         Capital Stock - A two-for-one split of the number of shares of Common Stock outstanding was effected in January 1995. A second two-for-one split was effected in September 1995. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect both splits.

         During the first nine months of 1995 the Company purchased 140,000 shares of its Common Stock in open market transactions at an average price of $10.15 per share. During the first nine months of 1995, 28,000 shares were issued from Treasury Stock upon exercise of stock options. Changes in stockholders' equity during the nine months ended September 30, 1995 are shown in the following table (in thousands):


                                        Common Stock                     Treasury Stock
                                     -----------------      Paid-in     ----------------      Retained
                                      Shares    Amount      Capital     Shares    Amount      Earnings
                                     -------   -------      -------     ------    ------       -------
Balance December 31, 1994 . . .       15,708    $  170     $ 39,311      1,254  $ (8,852)      $ 2,929

   Treasury stock purchased   .         (140)       --           --        140    (1,421)           --
   Stock options exercised  . .           28        --          (43)       (28)      206            --
   Accrual pursuant to Director
     Plan (Note 4)  . . . . . .           --        --          341         --        --            --
   Dividends  . . . . . . . . .           --        --           --         --        --          (935)
   Net income   . . . . . . . .           --        --           --         --        --         7,730
                                      ------    ------     --------      -----  --------       -------

Balance September 30, 1995  . .       15,596    $  170     $ 39,609      1,366  $(10,067)      $ 9,724
                                      ======    ======     ========      =====  ========       =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

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

         The Company is committed, under certain circumstances, to pay approximately $1.7 million pursuant to various employment contracts with certain key employees. Additionally, the Company is committed, under certain circumstances, to pay certain key employees approximately $1.1 million as of September 30, 1995 pursuant to bonus plans, of which $0.8 million has been accrued.

         During the third quarter of 1995 the Board of Directors adopted a Nonemployee Director Compensation Plan (the Director Plan ). The Director Plan, which is subject to shareholder approval, provides for the grant of 1,500 shares of Common Stock to each nonemployee director for each year that individual serves as a director since May 11, 1993. The Common Stock granted is vested ratably over each year of service and would be issuable to a director upon termination as a director, except in the event of removal for cause. Based upon the closing stock price on the date of adoption, a total of $341,000 was recorded in both Paid-in Capital and General and Administrative Expense in the accompanying 1995 financial statements.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

         The following discussion and analysis of the three months and nine months ended September 30, 1995 compared to the same periods of 1994 should be read in conjunction with the Consolidated Financial Statements and Notes thereto. The three months and nine months ended September 30, 1994 have been restated to reflect the change to full cost accounting.

Third Quarter 1995 Compared to Third Quarter 1994.

         Net income for the third quarter of 1995 was $1.6 million compared to $3.7 million for the same period of 1994. Net income decreased primarily due to an increase in the noncash charge for depreciation, depletion and amortization ( DD&A expense ). DD&A expense increased $1.7 million in the third quarter of 1995 as compared to the third quarter of 1994. This increase in the noncash DD&A expense is primarily due to the inclusion of costs attributable to proved reserves added from the Qarun Concession. During the 1994 period substantially all of the Company's proved reserves were in the Khalda Concession, whereas in 1995 the Company's proved reserves are in both the Qarun and Khalda Concessions. Costs in both concessions are cost recoverable. The computation of DD&A is based on a single country-wide pool of all past and future costs attributable to all proved reserves in a particular country and, therefore, because all of the Company's proved reserves are in Egypt, the Company's DD&A is based on a pooling of all costs. The Company's share of the past and future costs associated with the Qarun proved reserves, where the Company pays its full 50% share of the costs, are substantially higher on a per barrel basis than the Company's share of costs in the Khalda Concession, because a large portion of the Company's 40% share of the Khalda costs are paid by one of the Company's partners. Moreover, the costs recognized on the Qarun Concession for DD&A purposes include future costs for central processing, pipeline and storage facilities, which facilities may be utilized to handle production volumes from subsequent additions to proved reserves. Accordingly, costs attributable to future reserves in Qarun, if and when added, could be less per barrel than that applicable to reserves presently considered proved on the Qarun Concession.

         The average price for Khalda Concession oil for the third quarter of 1995 was $15.86 per barrel compared to $16.24 per barrel received in the third quarter of 1994. Average daily gross oil production from the Khalda Concession was 31,260 barrels per day for the third quarter of 1995 compared to 34,008 barrels per day in the same period of 1994.

First Nine Months of 1995 Compared to 1994.

         Net income for the first nine months of 1995 was $7.7 million compared to $9.5 million for the same period of 1994. Net income decreased primarily due to an increase in the noncash charge for DD&A expense partially offset by increased operating revenue and interest income. DD&A expense for the first nine months of 1995 increased $2.7 million compared to the same period of 1994. This increase is primarily due to the inclusion of costs attributable to proved reserves added from the Qarun Concession, as more fully discussed above.

         The average price for Khalda Concession oil for the first nine months of 1995 was $16.82 per barrel compared to $15.47 per barrel for the same period of 1994. Average daily gross oil production from the Khalda Concession was 31,015 barrels per day for the nine months ended September 30, 1995 compared to 32,733 barrels per day for the same period of 1994.

                       LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995 the Company's working capital (current assets less current liabilities) was $25.5 million, which included cash and cash equivalents of $20.4 million. Net cash provided by operating activities for the nine months ended September 30, 1995 was $8.7 million. Cash utilized for financing activities for the nine months ended September 30, 1995 was $2.3 million, which was used to repurchase the Company's Common Stock and pay dividends on the Company's Common Stock. The Company currently has no long-term debt. Cash utilized in investing activities was $12.6 million, which was primarily used for capital expenditures in the Qarun and Khalda Concessions.

         Currently, the Company's short-term and long-term sources of liquidity are working capital and cash flow from operations. These sources of liquidity would be available to fund a portion of the development of any of the Company's exploratory successes, including recent discoveries in the Qarun Concession and any successes on the newly acquired South Khalda block; to participate in the development of natural gas reserves in the Khalda Concession; and to pursue other oil and gas opportunities that may be identified by the Company. The Company has engaged the International Finance Corporation, an affiliate of the World Bank, to assist it in arranging a $50 million financing for its share of capital expenditures related to the initial development of the Qarun Concession, including construction of facilities and pipeline. The Company believes that additional external sources of capital, if needed, coupled with working capital and cash flow from operations, will provide sufficient sources of short-term and long-term liquidity.

                                   PART II

                              OTHER INFORMATION

Exhibits

  99 Nonemployee Director Compensation Plan of The Phoenix Resource Companies, Inc.

  27   Financial Data Schedule



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



                                        THE PHOENIX RESOURCE COMPANIES, INC.
                                        ------------------------------------
                                                  (Registrant)





                                             /s/George D. Lawrence Jr.
                                        ------------------------------------
                                                George D. Lawrence Jr.
                                         President & Chief Executive Officer
                                            (Principal Executive Officer)



DATE:  November 1, 1995

                              INDEX TO EXHIBITS



Exhibits
--------
  99     Nonemployee Director Compensation Plan of The Phoenix Resource
         Companies, Inc. . . . . . . . . . . . . . . .

  27     Financial Data Schedule
