Form 10-K405
period 1995-12-31
PHOENIX RESOURCE COMPANIES INC
filed 1996-03-06
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ____________ to ____________

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
      Title of Each Class                     on Which Registered
      -------------------                  ----------------------------
         Common Stock                       American Stock Exchange
                                            Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      X
                                 ---

         The aggregate market value of the voting stock outstanding and held by nonaffiliates of registrant: $296,444,079 as of February 20, 1996.

         As of February 20, 1996 there were 16,089,756 shares of the registrant's Common Stock, $0.01 par value, outstanding.

                                  DEFINITIONS

As used herein, the following terms have these meanings:

         BARREL OR BBL. Barrel of 42 U.S. gallons: the basic unit for measuring production of crude oil and condensate.

         BCF.  Volume of 1,000,000 Mcf.

         BTU. British Thermal Unit: the basic unit for measuring the energy capacity of natural gas.

         COMMON STOCK.  The Company's common stock, par value $0.01 per share.

         COMPANY. The Phoenix Resource Companies, Inc., a Delaware corporation incorporated in May 1930, and/or one or more of its wholly-owned subsidiaries.

         EGPC.   Egyptian General Petroleum Corporation, the national petroleum company of Egypt.

         EGYPT.   The Arab Republic of Egypt.

         EQUIVALENT OIL BARRELS OR EOB. Designates the amount of crude oil and natural gas that has been converted to an equivalent barrel of oil. Natural gas is converted to barrels of oil at a ratio of six Mcf per barrel of oil.

         KHALDA CONCESSION. A certain oil and gas exploration and production concession area in the Western Desert of Egypt, approximately 140 miles west of Alexandria, Egypt.

         KHALDA PARTNERS. The concession holder pursuant to the Khalda Concession Agreement. The Company, Repsol and Samsung are currently the Khalda Partners.

         MBBLS.  Volume of 1,000 barrels.

         MCF. Volume of 1,000 cubic feet under standard conditions of pressure and temperature, which represents the basic unit for measuring the production of natural gas.

         MMCF.  Volume of 1,000 Mcf.

         QARUN CONCESSION. A certain oil and gas exploration and production concession area in the Western Desert of Egypt along the western bank of the Nile River southwest of Cairo, Egypt.

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

                                                          PART I

 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4
 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18
 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .     18
     Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                                                         PART  II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . .     20
 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21
 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .     22
 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .     24
 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . .     42

                                                        PART  III

10.  Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . .     43
11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43
12.  Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . .     43
13.  Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . .     43

                                                         PART  IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . .     43

                                    PART  I

ITEM 1                             BUSINESS

GENERAL

         The Phoenix Resource Companies, Inc. is an independent oil and gas company operating in Egypt. The Company is headquartered in Oklahoma City, Oklahoma and maintains an office in Cairo, Egypt.

         The Company's principal assets are its interests in two large oil and gas concessions in the Western Desert of Egypt, which in the aggregate contain 18 oil fields and six gas fields. The sale of crude oil and natural gas accounted for all of the Company's operating revenues in 1993, 1994 and 1995. Company operations include exploring, developing and operating crude oil and natural gas properties in Egypt. Most of the Company's oil and gas operations are currently conducted through Egyptian operating companies owned jointly by the Company and its partners, including EGPC (the national oil company of Egypt). At February 20, 1996 the Company had 19 employees.

BUSINESS STRATEGY

         The goal of the Company is to increase the wealth of its shareholders. The Company's business strategy is to increase its oil and gas production and reserves in Egypt through the exploration, development and acquisition of oil and gas properties. Through 15 years of continuous business activities in Egypt, the Company has acquired significant knowledge of the geology of the Western Desert, oil and gas operations in Egypt and the practical, administrative and legal aspects of conducting business in Egypt. The Company intends to continue to capitalize on its Egyptian presence and experience by identifying and pursuing additional oil and gas investments in Egypt. The Company regularly evaluates and considers the potential acquisition of exploratory acreage and interests in producing properties in the Western Desert of Egypt. The Company will continue to be attentive to opportunities in other areas, both inside and outside Egypt, as they may present themselves.


                        FINANCIAL & OPERATING HIGHLIGHTS

          (In thousands except per share data, prices and production)

                                  (Unaudited)

                                            1991          1992        1993         1994         1995
                                         ----------    ---------    ---------    --------     --------
RESULTS OF OPERATIONS
  Operating Revenues  . . . . . . . .    $  14,727     $  33,267    $ 32,880     $ 32,722     $ 33,255
  Net Income (Loss)   . . . . . . . .    $ (18,310)    $  12,692    $ 12,336     $ 12,891     $ 10,611
  Net Income (Loss) Per Share   . . .    $   (1.62)    $    0.76    $   0.73     $   0.78     $   0.65

FINANCIAL POSITION (END OF PERIOD)
  Working Capital   . . . . . . . . .    $   4,518     $  12,446    $ 26,622     $ 27,669     $ 28,956
  Total Assets  . . . . . . . . . . .    $  51,525     $  59,255    $ 50,863     $ 56,441     $ 68,333
  Long-term Debt  . . . . . . . . . .    $  11,527     $     708    $     --     $     --     $     --
  Stockholders' Equity  . . . . . . .    $   5,263     $  17,894    $ 30,298     $ 33,558     $ 51,808

OPERATING HIGHLIGHTS
  Khalda Daily Oil Production
   (gross bbls)   . . . . . . . . . .       28,915        29,300      32,019       32,731       30,947
  Average Oil Price   . . . . . . . .    $   17.50     $   18.04    $  15.93     $  15.72     $  16.88

PROVED RESERVES (END OF PERIOD)
  Net Equivalent Oil Barrels  . . . .       15,218        17,434      20,507       25,483       30,036
  Discounted Future Net Cash Flow   .    $  64,326     $  73,524    $ 54,782     $ 80,039     $129,359

COMMON STOCK INFORMATION (END OF PERIOD)
  Shares Outstanding  . . . . . . . .       16,616        16,976      16,942       15,708       16,190
  Closing Market Price  . . . . . . .    $    4.38     $    6.03    $   7.84     $  11.88     $  17.25
  Cash Dividends Per Share  . . . . .    $      --     $      --    $     --     $   0.05     $   0.08

RECENT DEVELOPMENTS

         On a net proved EOB basis, the Company's year-end 1995 proved reserves were 18% higher than its year-end 1994 proved reserves, replacing 298% of its 1995 production. This represents the sixth consecutive year that proved reserves have increased. The Company ended the year with a cash balance of $22.8 million and no debt. Payment of regular quarterly dividends continued during 1995 at a 60% increase from the previous year. The Company had two two-for-one splits of its Common Stock during 1995.

         In the Qarun Concession during 1995 the commerciality of the concession was declared, a new operating company was formed, a major $100 million development project for the Qarun fields was initiated, early production via trucking was commenced, development drilling was begun and two additional oil fields were discovered. Moreover, significant quantities of new seismic data, both 3-D and 2-D, were acquired and processed both to facilitate development drilling and to prepare for an increased level of exploratory drilling in 1996 and beyond.

         In the Khalda Concession gross oil production rates declined, but for the third consecutive year, continued in excess of 30,000 barrels of oil per day. Seven exploratory wells were drilled in 1995 with a 57% success rate, resulting in the discovery of the now-producing Nader and Salam Southeast oil fields, the currently shut-in Salam South gas field and the Tut Deep oil and gas field which is currently producing oil while gas horizons are shut-in. Additionally, 12 development and service wells were successfully drilled during 1995. The Khalda Offset block, consisting of 2.1 million acres of exploratory acreage, was added to the concession. To prepare for future exploratory drilling, new 2-D seismic data was acquired and processed on the original block and on the Khalda Offset block.

         In early 1996 the Company completed the initial stages of project financing for the Qarun Concession development and borrowed the first $12.5 million installment of what will ultimately become a $50 million loan facility. This financing was arranged by the International Finance Corporation, an affiliate of the World Bank, which also made a $10 million equity investment in the Company by purchasing from the Company 606,000 shares of its Common Stock at the then current market price in November 1995.

         The Company's plans for 1996 have now been formed. Exploratory drilling will continue in 1996 with the planned drilling of six wildcat wells on the original Khalda acreage, two exploratory wells on the new Khalda Offset acreage and four or five wildcats on the Qarun Concession. Development drilling and construction will continue on the Qarun Concession, with the goal of commencing production through permanent facilities before the end of 1996. Development drilling will also continue in the Khalda Concession at a pace comparable to 1995. Additionally, significant quantities of new seismic data will be acquired in both the Qarun and Khalda Concessions during 1996.
Finally, the Company believes that it is possible that a project to tie the Khalda gas fields to the Egyptian natural gas grid may be commenced during 1996, thereby enabling sales of natural gas through the grid by 1999. However, there can be no assurance that such a pipeline will ever be constructed.

ITEM 2                             PROPERTIES











                                    [MAP]








KHALDA CONCESSION

         The Company, exploring on its own, initially discovered commercial quantities of oil and gas in 1985 in the Khalda Concession in the Western Desert of Egypt. The Khalda Concession currently consists of 2.4 million acres: 318,500 acres which are held by production, plus the Khalda Offset block, consisting of 2.1 million acres of exploratory acreage. The Khalda Concession is located in the Western Desert of Egypt, 50 miles inland from the Mediterranean coast and 140 miles west of Alexandria, Egypt. This area of Egypt has no significant populations, although several small towns are scattered along the Mediterranean coast. The Khalda Concession is governed by the Khalda Concession Agreement, a petroleum production sharing arrangement authorized and approved by the Egyptian Parliament between EGPC and the Khalda Partners consisting of the Company, Repsol and Samsung.

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

         From inception of the Khalda Concession through 1995, capital investments of approximately $450 million have been made in the Khalda Concession (approximately 9% by the Company). As a result, 52 exploratory wells and 124 development and service wells have been drilled and crude oil is now being produced from 15 oil fields.

         Total gross exploration and development expenditures of approximately $24 million were made by the Khalda Partners with respect to the Khalda Concession during 1995 (approximately $3.1 million by the Company). This includes the cost of drilling seven exploratory wells and 12 development and service wells.

         The seven wildcat wells drilled in 1995 on the Khalda Concession resulted in the discovery of four new fields: (i) In July 1995 the Nader wildcat was drilled to a total depth of 9,450 feet and discovered oil in Cretaceous sands. The discovery well was immediately connected to production facilities, and through December 31, 1995, had produced at an average rate of approximately 485 barrels of oil per day; (ii) In September 1995 the Salam South discovery, drilled to a total depth of 10,115 feet, tested at a combined rate of 45.1 million cubic feet of gas and 2,695 barrels of condensate per day from Lower Cretaceous sands. This gas field is shut-in, but additional appraisal and exploratory work in the area is anticipated; (iii) In December 1995 the Salam Southeast well, drilled to a depth of 10,075 feet, was tested at a rate of 1,855 barrels of 38 API gravity oil per day and 2.9 million cubic feet of gas per day from Lower Cretaceous sands. The well was immediately put on production; and (iv) In December 1995 the Tut Deep well, drilled to a total depth of 13,400 feet, flowed at a combined rate of 59.7 million cubic feet of gas and 5,880 barrels of oil and condensate per day. Electric log analysis indicated approximately 260 feet of net hydrocarbon pay was encountered in Jurassic age sandstones. This well immediately began production from the oil zone at around 1,000 barrels of oil per day, but the gas zones are shut-in.

         During 1996 oil and gas exploration and development on the Khalda Concession is expected to continue at approximately the same investment level as 1995, with the planned drilling of eight exploratory wells (including two on the Khalda Offset block) and at least ten development and service wells.

         Production. The central production facilities are located at the Salam field which is near the center of the productive area. With the major facilities centrally located, outlying fields are brought on line with minimal additional facility investment. Oil production and associated natural gas production from the Salam and outlying fields are sent through a gathering system to the central production facilities for separation and treatment. In addition to primary separation of the oil production, the central facilities supply necessary electrical power to the fields for artificial lift and send water for injection to the fields where waterflooding is required. The central facilities consist of two primary separation trains which together can process up to 40,000 barrels of oil per day and a water injection system which can distribute up to 40,000 barrels of water per day to most fields in the Khalda Concession. A crude oil recovery enhancement unit removes the heavier hydrocarbon components from the associated natural gas production and blends the resulting liquids with the crude oil production. Field personnel generally work seven-day shifts and are housed at the central facility crew quarters. Personnel rotations are accomplished by air flights which land at the air strip shared with the Meleiha Concession, in which the Company has no interest.

         After crude oil is gathered and processed at the Salam central facilities, it is transported via pipeline through El Hamra and on to Egyptian refineries in the Sidi Kirir area. The major portion of the pipeline, a 110-mile, 16-inch pipeline with design capacity of 90,000 barrels per day, is shared with other Western Desert concessions. Associated gas from the Khalda Concession is transported north from the central facilities via a 50-mile pipeline to an electrical power generation station in Mersah Matruh.

         Crude oil production from the Khalda Concession commenced in late 1986. Cumulative oil production through 1995 on the Khalda Concession has been approximately 87.6 million barrels. During 1995 average daily gross oil production from the Khalda Concession was approximately 30,947 barrels. Sales of associated gas commenced during 1991, and averaged approximately 2.3 MMcf per day during 1995. Gross production costs for the Khalda Concession in 1995 were $1.34 per equivalent oil barrel. Waterfloods for additional recovery of oil have been started in most fields. Studies are being conducted to develop plans for future exploratory, development and delineation drilling.

         Western Desert Natural Gas. Exploration activities in the Khalda Concession have resulted in the discovery of significant quantities of gas, most of which is currently shut-in. While sales of associated natural gas to Mersah Matruh have been made in nominal amounts since 1991, Khalda's natural gas fields will remain shut-in until a pipeline is constructed to provide access to major natural gas markets. In addition to a pipeline, significant process facilities and development drilling investment will be required to produce the natural gas fields. As of December 31, 1995 there were an estimated 120.2 Bcf of gross proved remaining gas reserves in the Khalda Concession, much of which is undeveloped. Significant quantities of gas (including natural gas discovered in Tarek, Tut Deep, Shams and Salam South) cannot be classified as proved due to lack of access to market. Gross proved reserves of natural gas consist only of gas estimated for sale to Mersah Matruh and therefore include only associated gas and certain gas well gas from the Salam Deep and Amoun reservoirs.

         In recent years, Western Desert gas exploration activities near the Khalda Concession have increased and significant discoveries of natural gas have been made by the Khalda Partners, Repsol, The Royal Dutch/Shell Group, Norsk Hydro a.s. and Agip S.p.A. Natural gas exploration activities continue to be conducted by the Khalda Partners within the Khalda Concession and also by these major oil and gas companies in nearby concessions in which the Company owns no interests. The Khalda Concession currently has six shut-in gas fields. The six discovery wells in these fields tested at a total aggregate rate of approximately 150 million cubic feet per day during initial production testing.

         Engineering studies and discussions pertaining to the possibility of a major, coordinated Western Desert natural gas pipeline project are ongoing among EGPC, the Khalda Partners and other oil and gas companies operating in the vicinity of Khalda. A heightened level of activity is now ongoing relating to a potential pipeline connecting natural gas discoveries in the Western Desert with Egypt's natural gas grid. It is becoming clear that such a pipeline will be built, but the actual timing of such a project is not yet fixed. There is no assurance that this pipeline will ever be constructed and, if constructed, gas sales would not commence until at least two years after plans for the pipeline are finalized. Due to significant uncertainties regarding this project, it is currently not possible to quantify the Company's potential investment in this project, if any. However, if such a pipeline is constructed, the amount of investment by the Company in the development of the shut-in gas fields, and possibly in the construction of the trunk line, would very possibly be significantly higher than the Company's current level of capital expenditures in Khalda. Under the Khalda Concession Agreement, any such investment by the Khalda Partners, like most costs associated with the Khalda Concession, would be recoverable out of both oil and gas production.

         The construction of a new 600-megawatt natural gas fired generating facility is underway at Sidi Kirir, which is located approximately 120 miles east of the Khalda Concession. The government of Egypt has announced that it expects to complete construction in late 1998 or 1999. EGPC has informally suggested that the Khalda Partners and other oil and gas companies operating in the Western Desert tentatively plan to deliver their natural gas to this facility via a pipeline. There is no assurance that this facility will be constructed on schedule, that agreements will be entered into for the purchase of the Khalda Concession's gas or that arrangements will be entered into for the construction of the pipeline to this facility. EGPC could decide to obtain natural gas for this facility from other sources; alternatively, Western Desert natural gas could be sold to other users.

         Reserves. The table below shows the gross proved reserves estimated to remain in the Khalda Concession as of the dates shown. Because all of the foreseeable needs of the Mersah Matruh market can be met by associated gas and other Khalda natural gas fields, and because no other firm arrangements have otherwise been made for the sale of natural gas from the Khalda Concession, the gas reserves associated with the Tarek, Tut Deep, Salam South and Shams discoveries have not been classified as proved reserves. The reduced amount of gas reserves estimated for 1995 reflects solely a lowered assumption in regard to the amount of gas which will be sold through the existing pipeline to Mersah Matruh.

                                                                KHALDA CONCESSION
                                                              GROSS PROVED RESERVES
                                                                 AT DECEMBER 31,
                                                            -------------------------
                                                              1994             1995
                                                            --------         --------
                                                                 (In thousands)
                 Oil (Bbls) . . . . . . . . . . . . . .       69,000           64,191
                 Natural Gas (Mcf)  . . . . . . . . . .      153,645          120,236
                 Total Equivalent Oil Barrels . . . . .       94,608           84,230

         Khalda Offset Acreage. In 1995 the Khalda Partners were awarded the right to conduct petroleum activities in the Khalda Offset block. The Khalda Offset block, which contains 2.1 million acres, adjoins and generally surrounds the existing Khalda Concession and other producing acreage. Under the agreement, which has been enacted into Egyptian law, the Khalda Partners will drill at least seven wells and spend a minimum of $8 million during the initial exploration phase of four years. The Khalda Partners have the option to extend the exploratory phase of the Khalda Offset area by up to an additional five years by committing to additional drilling and financial requirements.
However, over time certain percentages of the acreage not converted to development leases must be relinquished.

         During 1995 the Khalda partners acquired new seismic data and reprocessed old seismic data on the Khalda Offset block. Plans are to drill two exploratory wells on the block during the latter half of 1996.

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

         The Khalda Partners' percentage of the oil segment of profit petroleum and excess cost recovery petroleum ("profit oil" and "excess cost recovery oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

           GROSS PRODUCTION                                       KHALDA PARTNERS PERCENTAGE OF
               SEGMENT                                                PROFIT OIL AND EXCESS
         (BBLS OF OIL PER DAY)                                          COST RECOVERY OIL
         ---------------------                                   --------------------------------
           Up to 25,000 . . . . . . . . . . . . . . . . . . . . . . . . .      25.0%
           25,000 to 50,000 . . . . . . . . . . . . . . . . . . . . . . .      22.5%
           50,000 to 75,000 . . . . . . . . . . . . . . . . . . . . . . .      20.0%
           75,000 to 100,000  . . . . . . . . . . . . . . . . . . . . . .      17.5%
           Over 100,000 . . . . . . . . . . . . . . . . . . . . . . . . .      15.0%

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

         The Khalda Offset agreement is an amendment to the Khalda Concession Agreement. Under the agreement, the Khalda Offset block has been added to the Khalda Concession. If and when commercial production from the Khalda Offset block begins, the recovery of past and future costs and sharing of profit and excess profit petroleum will be unified with the currently existing structure of the Khalda Concession pursuant to all of its existing terms. If commercial production is not established on the Khalda Offset block, none of the expenditures for the Khalda Offset block will be cost recoverable.

         Of the $445 million of capital expenditures recoverable from petroleum production incurred by the Khalda Partners from inception through 1995, approximately $42 million remained unrecovered at year-end 1995. The Company's share of such unrecovered costs was approximately $4.5 million, which amount will be recovered over the next four years. Currently, all capital expenditures in the Khalda Concession are being completely recovered as amortized over four years.

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

         Operating and overhead expenses of Khalda Petroleum Company and Repsol, as partnership operator, are paid by the parties as follows: 50% by Repsol, 40% by the Company and 10% by Samsung. Capital expenditures are split among the parties in two different ways: well costs are generally split depending upon the geological objective of the wells and the surface location of the well, while surface costs are generally split depending upon the nature of the product involved. In general, Repsol pays 100% of the costs of shallow (generally oil) wells, while deeper (generally gas) wells are split 50%, 40% and 10% among Repsol, the Company and Samsung, respectively. The distinction between shallow and deeper wells for this purpose is determined by reference to various geological markers and is generally at a depth of approximately 10,500 feet. Moreover, in the Salam, Amoun and Shams areas the cost splitting is more favorable to the Company and Samsung at the expense of Repsol. In the Khalda Offset block all capital and operating costs are to be split 50%, 40% and 10% among Repsol, the Company and Samsung, respectively.

         The vast majority of the well costs to date have been paid by Repsol, either because the costs were incurred in areas where Repsol was required to pay 100% of the costs, or because the costs were incurred prior to gas rights being added to the Khalda Concession Agreement when Repsol was required to pay all capital costs.

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

QARUN CONCESSION

         In April 1993 the Qarun Partners were awarded the right to conduct petroleum exploration activities on the Qarun Concession, a 1.9 million acre block located immediately southwest of Cairo. Most of the concession consists of barren desert terrain, but the concession also contains Lake Qarun, the city of Fayoum and fertile areas alongside the Nile River. The

Qarun Concession is governed by the Qarun Concession Agreement, a petroleum production sharing arrangement authorized and approved by the Egyptian Parliament between EGPC and the Qarun Partners. The Company is the partnership operator and owns a 50% interest, with subsidiaries of Apache Corporation and Global Natural Resources each owning 25%.

         After reprocessing 3,000 kilometers of old seismic and acquiring 500 kilometers of new seismic, the Qarun Partners drilled their first exploratory well in 1994. Logs of the well indicated significant zones of oil pay in Lower Cretaceous zones of what is now called the Qarun A oil field, but the well was lost prior to testing. A second exploratory well, tested in early 1995, encountered a smaller oil field, now referred to as the Qarun B field, but was determined to be fault separated from the first. A third exploratory well was drilled on the original structure and was successfully completed and tested in May 1995. The third well encountered a total of 305 net feet of oil pay in Lower Cretaceous sands, flowed at a cumulative rate of 11,957 barrels of oil per day and confirmed the existence of the Qarun A field.

         In August 1995 the commerciality of the Qarun oil fields was declared, the area around the Qarun fields was converted to a development lease and a new operating company, Qarun Petroleum Company, was established to operate the concession. Qarun Petroleum Company is a non-profit Egyptian corporation jointly owned by the Qarun Partners and EGPC. Qarun Petroleum Company currently has approximately 60 employees. Almost all employees of Qarun Petroleum Company are Egyptian nationals, complemented by five representatives of the Company in various technical and management capacities. It is expected that the number of Qarun Petroleum employees will increase over time. The Company owns 25% of the capital stock of Qarun Petroleum Company and designates four of the eight members of its board of directors. The other four members are designated by EGPC.

         Since August 1995, significant progress has been made in the fabrication and construction of processing facilities, pipelines and storage tanks. Production from the Qarun oil fields will be gathered and processed through a central processing facility located in the fields. A 16-inch gas pipeline crosses the concession near where the facilities are being constructed. The central facilities currently under construction are designed to have a nominal capacity of 40,000 barrels of oil per day. After processing, the crude oil will be sent through a 50-kilometer, 16-inch buried pipeline, which has already been laid, to the Dahshour pumping station of the Sumed pipeline.

         The Sumed pipeline is an internationally owned pipeline designed to transport crude oil across Egypt from the Red Sea at Ain Sukhna to the Mediterranean Sea at Sidi Kirir. The pipeline is principally used by supertankers too large to transport oil through the Suez Canal and currently transports about 1.8 million barrels a day through two parallel 42-inch pipelines. Midway on the pipeline route, a pumping station at Dahshour is used to facilitate transport.

         Qarun Petroleum Company is currently constructing two 350,000 barrel storage tanks at Dahshour. The tanks will be used to store crude oil until sufficient quantities have accumulated to make a bulk shipment through the Sumed pipeline. At that time, the crude oil will be sent to the Sidi Kirir terminal facility, from which it will be exported or sent via pipeline to Egyptian refineries.

         While these facilities are being constructed, development drilling is continuing in the Qarun field. Through January 1996 five wells capable of producing crude oil had been completed in the larger Qarun field, known as the Qarun A field, and one well in the smaller Qarun B field. An additional two development wells were being drilled during February 1996. A 250-square kilometer 3-D seismic program was shot over the Qarun fields in 1995. This data is now being interpreted to facilitate future development drilling in the Qarun fields and exploratory drilling in the immediate vicinity.

         Early production from the Qarun fields via trucking commenced at the end of November 1995. By February 1996 oil was being trucked at rates in excess of 5,000 barrels of oil per day. Early production is being trucked 75 kilometers to Tebbin where it is then sent via pipeline shipments to the Mostorod refinery in Cairo. Additional construction activity is in progress, which could increase trucking volumes to 7,000 barrels of oil per day.

         Through December 31, 1995 the Qarun Partners had invested an aggregate of approximately $50 million. It is currently estimated that crude oil production will commence through the permanent facilities by the end of 1996 and that by that time the gross investment by the Qarun Partners from inception will be approximately $160 million.

         While development activities have proceeded, three wildcats were drilled on the concession in 1995 resulting in the discovery of two new oil fields. The Qarun B field was discovered in February 1995, testing from Cretaceous sands at a rate of 1,370 barrels of oil per day and 120 thousand cubic feet of gas per day. The Sakr field, located 8 kilometers southwest of the Qarun fields, was discovered in November 1995 and flowed at a rate of 405 barrels per day from Cretaceous aged sands. Additional drilling will be required to more accurately determine the size of this field. Current plans call for the drilling of four or five wildcat wells in the Qarun Concession during 1996. Moreover, significant additional seismic data will be acquired in 1996 to enable the continuation of an aggressive exploratory program in 1997 and beyond.

         In May 1996, and again in May 1998, the Qarun Partners must relinquish 25% of the original acreage not then converted to development leases. All acreage not so converted by April 2000 must be relinquished.

         Reserves. The table below shows the gross proved reserves estimated to remain in the Qarun Concession as of the dates shown.

                                                                QARUN CONCESSION
                                                              GROSS PROVED RESERVES
                                                                 AT DECEMBER 31,
                                                            -------------------------
                                                              1994             1995
                                                            --------         --------
                                                                 (In thousands)
                 Oil (Bbls) . . . . . . . . . . . . . .       23,621           53,056
                 Natural Gas (Mcf)  . . . . . . . . . .           --           11,857
                 Total Equivalent Oil Barrels . . . . .       23,621           55,032

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

         The Qarun Partners' percentage of the oil segment of profit petroleum ("profit oil") is applied to increments of production based on the gross daily average of oil production determined on a quarterly basis as follows:

      GROSS PRODUCTION SEGMENT                                     QARUN PARTNERS PERCENTAGE OF
         (BBLS OF OIL PER DAY)                                             PROFIT OIL
      ---------------------------                                 ------------------------------
           Up to 5,000  . . . . . . . . . . . . . . . . . . . . . . . . . .     30%
           5,000 to 25,000  . . . . . . . . . . . . . . . . . . . . . . . .     25%
           25,000 to 50,000 . . . . . . . . . . . . . . . . . . . . . . . .     22%
           Over 50,000  . . . . . . . . . . . . . . . . . . . . . . . . . .     20%

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

OTHER PROPERTIES

         The Company also owns miscellaneous oil and gas interests, consisting primarily of certain overriding royalty interests in the United States and certain overriding royalty interests in properties in the Canadian Arctic which cannot currently be produced on an economic basis.

CERTAIN OPERATIONAL CONSIDERATIONS

         Substantially all of the Company's operations and reserves are located in Egypt and, therefore, are subject to certain risks relating to economic and political stability in Egypt and the surrounding region. The Company is exposed to certain risks due to its concentration of Egyptian operations, which include possible changes in Egyptian laws, particularly relating to foreign investments and taxation, renegotiation or modification of existing contracts and expropriation. In recent years, militants have conducted activities in Egypt. While many of these militant activities have been directed at non-Egyptians, neither the Company's personnel nor its operations to date have been adversely affected. In addition, future exploration opportunities in Egypt are controlled by the government and subject to the Egyptian Parliament granting additional concessions. Adverse developments in Egypt and future changes in Egyptian governmental regulations and policies could have a material adverse effect on the Company. The Company does not insure against loss of production or political risks.

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

RESERVES

         The following table sets forth summary information at the dates shown with respect to the estimates of the Company's net proved oil and gas reserves in Egypt. Currently all of the Company's net proved reserves are attributable to the oil and gas fields located in the Khalda and Qarun Concessions in Egypt. The Company's share of proved reserve quantities includes an assumed dollar amount of estimated future production necessary to recover costs. Therefore, the amount of Company net reserves for a given amount of total concession reserves varies with the assumed price. In addition, EGPC is required to pay, on behalf of the Company, all Egyptian government royalties and the Company's Egyptian income taxes from its share of production. The reserve information presented below includes reserves attributable to such tax payments on behalf of the Company by EGPC and, accordingly, the reserve information shown for 1993 and 1994 has been restated from amounts previously reported.

                                                                                PHOENIX NET
                                                                         PROVED RESERVES - EGYPT
                                                                    ----------------------------------
                                                                              AT DECEMBER 31,
                                                                    ----------------------------------
                                                                      1993         1994         1995
                                                                    ---------    --------     --------
                                                                     (In thousands, except oil price)
Oil (Bbls)  . . . . . . . . . . . . . . . . . . . . . . . . . .       14,214       20,039       25,718
Natural Gas (Mcf) . . . . . . . . . . . . . . . . . . . . . . .       37,316       32,666       25,909
Total Equivalent Oil Barrels  . . . . . . . . . . . . . . . . .       20,433       25,483       30,036
Standardized measure of discounted future net cash
  flow, after provision for Egyptian income taxes   . . . . . .     $ 53,933     $ 80,039   $  129,359
Assumed Egyptian Oil Price (per Bbl)  . . . . . . . . . . . . .     $  13.47     $  15.73   $    17.97

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

PRODUCTION

         The following table summarizes the Company's share of production of oil and natural gas sold, net of all royalties and other outstanding interests, for each of the three years ended December 31, 1993, 1994 and 1995. The Company's share of production in Egypt includes its share of cost recovery petroleum and, accordingly, the quantity of crude oil and natural gas attributable to the Company is a function of, among other things, prevailing prices. The production information shown below for Egypt includes production attributable to the payment on behalf of the Company by EGPC of the Company's share of Egyptian income taxes and, accordingly, the production information shown for 1993 and 1994 has been restated from amounts previously reported.

                                                                    YEAR ENDED DECEMBER 31,
                                                                   -------------------------
                                                                   1993       1994       1995
                                                                  ------     ------     ------
                                                                         (In thousands)
         Oil (Bbls):
             Egypt    . . . . . . . . . . . . . . . . . . . .      1,819      1,981     1,995
             United States  . . . . . . . . . . . . . . . . .         25          4        --
                                                                  ------     ------    ------
                   Total  . . . . . . . . . . . . . . . . . .      1,844      1,985     1,995
                                                                  ======     ======    ======
         Natural Gas (Mcf):
             Egypt    . . . . . . . . . . . . . . . . . . . .        179        200       213
             United States  . . . . . . . . . . . . . . . . .        171         18        --
                                                                  ------     ------    ------
                   Total  . . . . . . . . . . . . . . . . . .        350        218       213
                                                                  ======     ======    ======

         The following table shows the approximate number of producing wells, in which the Company owned a working interest, as of December 31, 1995. All producing wells are in Egypt.

                                  OIL WELLS              GAS WELLS
                                ---------------      ---------------
                                 GROSS    NET         GROSS    NET
                                ------- -------      -------  ------
                                    67      27            --     --

         Currently all gas produced by the Company in Egypt is associated gas produced from oil wells. The data in the above table includes two gross (0.8 net) oil wells in Egypt with multiple completions. In addition to the above, as of December 31, 1995, 11 gross (4.7 net) wells in Egypt were temporarily abandoned pending access to additional gas markets or further evaluation. There are currently 30 water injection wells in the Khalda Concession.

SALES

         Production from the Khalda Concession has accounted for substantially all of the Company's oil and gas revenues for 1993, 1994 and most of 1995. In late November 1995 early production of crude oil via trucking from the Qarun Concession also began. The Company's share of crude oil and natural gas sales from both the Khalda Concession and the Qarun Concession is currently being sold exclusively to EGPC. The loss of EGPC as a purchaser or adverse developments in the business practices of EGPC could have a material adverse effect on the Company.

         The market price for crude oil has significant and material effects upon the Company. The volatile nature of the energy markets makes it difficult to estimate future prices of oil. Both the market price of oil and the amount that EGPC pays for oil purchased from the Khalda Concession and the Qarun Concession are beyond the control of the Company.

         Until late 1995, the Company's sales of crude oil in Egypt have consisted solely of the Company's share of oil produced from the Khalda Concession and have been exclusively to EGPC at a price tied to world markets. Khalda crude oil is light sweet crude oil with a gravity of approximately 40 degrees API. During 1995 the amount received by the Company for its Khalda crude oil was slightly less than the selling prices of Dated Brent crude oil. Qarun crude oil is also light sweet crude oil with a gravity of approximately 40 degrees API. For the first quarter of 1996 the Company is selling all of its crude oil to EGPC and is receiving a selling price equal to Dated Brent minus $0.15 for all of its Khalda and Qarun crude oil. Natural gas is currently sold to EGPC at a price per BTU equal to 85% of prevailing market prices of fuel oil. For the fourth quarter of 1995, the Company received $3.03 per Mcf for gas sold from the Khalda Concession. Sales of natural gas to the national grid will be sold at a price per BTU equal to 85% of prevailing market prices of crude oil.

         The table below summarizes the average sales price of oil and natural gas and the average production costs for the years shown.

                                                           AVERAGE SALES PRICE
                                                          ----------------------      AVERAGE
                                                                                   PRODUCTION COST
                                                             OIL          GAS      ---------------
                                                          (PER BBL)    (PER MCF)      (PER EOB)
                                                          ---------    ---------   ---------------
         1993
             Egypt  . . . . . . . . . . . . . . . . . .    $ 15.93      $  2.26      $ 3.04
             United States  . . . . . . . . . . . . . .      17.95         2.25        4.23
             All  . . . . . . . . . . . . . . . . . . .      15.97         2.25        3.07
         1994
             Egypt  . . . . . . . . . . . . . . . . . .    $ 15.72      $  2.63      $ 2.57
         1995
             Egypt  . . . . . . . . . . . . . . . . . .    $ 16.88      $  2.91      $ 3.16

         Average production costs for Egypt are determined by dividing the Company's share of production costs by the Company's share of sales quantities. If average production costs were calculated for Egypt by dividing total concession production costs by total concession sales quantities, average production costs (per EOB) for Egypt would be $1.19, $1.07 and $1.38 for 1993, 1994 and 1995, respectively.

ACREAGE

         The Company's developed acreage in the United States primarily consists of areas where the Company owns an overriding royalty interest in production in conjunction with a working interest in nonproducing strata or undrilled acreage. The following table shows developed and undeveloped lease acreage of the Company outside the United States as of February 20, 1996.

                                             DEVELOPED ACREAGE         UNDEVELOPED ACREAGE
                                         ------------------------  ---------------------------
                                            GROSS         NET          GROSS           NET
                                         -----------  -----------  -------------  ------------
         Khalda . . . . . . . . . . .       318,500      127,400      2,097,913        839,165
         Qarun  . . . . . . . . . . .        19,570        9,785      1,907,841        953,921
                                           --------    ---------    -----------    -----------
               Total Egypt  . . . . .       338,070      137,185      4,005,754      1,793,086
         Canadian Arctic  . . . . . .            --           --        302,443         21,853
                                           --------    ---------    -----------    -----------
               Total  . . . . . . . .       338,070      137,185      4,308,197      1,814,939
                                           ========    =========    ===========    ===========

         Developed acreage shown above for Khalda is, with the exception of the Tarek field, held by production to all depths until at least 2010. The Tarek field acreage is held until 25 years after a gas sales contract for Tarek is entered into, but in no event beyond 2022. However, if no gas sales contract for Tarek gas has been entered into by 1999, the Tarek acreage is required to be relinquished. Developed acreage for Qarun consists of the Qarun Development Lease, which covers the Qarun A and Qarun B oil fields and is held by production to all depths until 2020. Undeveloped acreage for Egypt is on the Qarun Concession and the Khalda Offset block. Undeveloped acreage not converted to development leases must be relinquished in stages. All lease terms are believed sufficient for their reasonable exploration and development. The Canadian Arctic acreage has little or no value under current industry conditions.

DRILLING

         The data in the following table does not include recompletions or water injection wells. All of the Company's drilling activities during the periods shown were in Egypt. At December 31, 1995 three gross wells (1.4 net wells) were in progress.

                                                                      YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                      1993      1994     1995
                                                                     ------    ------   ------
         Development Wells -- Gross
             Productive Oil . . . . . . . . . . . . . . . . . . .     7.00      9.00    11.00
             Productive Gas . . . . . . . . . . . . . . . . . . .       --        --       --
                                                                     -----     -----    ------
             Total Productive . . . . . . . . . . . . . . . . . .     7.00      9.00    11.00
                                                                     =====     =====    =====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .       --        --     1.00
         Development Wells -- Net
             Productive Oil . . . . . . . . . . . . . . . . . . .     2.80      3.60     4.60
             Productive Gas . . . . . . . . . . . . . . . . . . .       --        --       --
                                                                     -----     -----    -----
             Total Productive . . . . . . . . . . . . . . . . . .     2.80      3.60     4.60
                                                                     =====     =====    ======
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .       --        --     0.40
         Exploratory Wells -- Gross
             Productive Oil . . . . . . . . . . . . . . . . . . .     1.00      3.00     6.00
             Productive Gas . . . . . . . . . . . . . . . . . . .     1.00      1.00     1.00
                                                                     -----     -----    -----
             Total Productive . . . . . . . . . . . . . . . . . .     2.00      4.00     7.00
                                                                     =====     =====    =====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .     2.00      1.00     4.00
         Exploratory Wells -- Net
             Productive Oil . . . . . . . . . . . . . . . . . . .     0.40      1.30     2.70
             Productive Gas . . . . . . . . . . . . . . . . . . .     0.40      0.40     0.40
                                                                     -----     -----    -----
             Total Productive . . . . . . . . . . . . . . . . . .     0.80      1.70     3.10
                                                                     =====     =====    =====
             Dry Holes  . . . . . . . . . . . . . . . . . . . . .     0.50      0.10     1.70

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         See "Item 8 -- Financial Statements and Supplementary Data" for financial information about foreign and domestic operations. During 1993, 1994 and 1995 no export sales from the United States were made.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective positions and ages are set forth below:

         George D. Lawrence Jr. -- Mr. Lawrence, age 45, has served as President, Chief Executive Officer and a member of the Board of Directors since 1990. He has held various positions with the Company since August 1985.

         Mark W. Anschutz -- Mr. Anschutz, age 43, has served as Vice President
- Operations of the Company since May 1994 and as Vice President since April 1990. He has held various positions with the Company since 1981. Mr. Anschutz is a Registered Professional Engineer within the States of Oklahoma and Texas.

         John E. Bruno -- Mr. Bruno, age 44, has served as Vice President - Egyptian Activities of the Company since May 1994 and as Vice President of the Company's wholly-owned subsidiary, Phoenix Resources Company of Egypt, since August 1985. He is currently General Manager of the Company's Cairo office. Mr. Bruno has held various positions with the Company since 1978. Mr. Bruno is a Certified Public Accountant registered in the State of Oklahoma.

         Inmann T. Dabney, Jr. -- Mr. Dabney, age 51, has served as Vice President - Exploration and Development of the Company since May 1994 and as Vice President since April 1990. He has held various positions with the Company since 1985. Mr. Dabney is a Registered Professional Engineer in the State of Texas.

         Michael C. Nemec -- Mr. Nemec, age 41, has served as Vice President - Exploration of the Company since May 1995 and as Vice President of the Company's wholly-owned subsidiary, Phoenix Resources Company of Qarun, since December 1994. From 1990 to 1994 Mr. Nemec provided geological and geophysical consulting services to the Company in respect of its Egyptian operations. From 1985 to 1990 Mr. Nemec was an employee of the Company.

         Cheryl A. Rich -- Ms. Rich, age 41, has served as Vice President, Chief Financial Officer and Controller of the Company since May 1994 and as Vice President since April 1990. She has held various positions with the Company since 1979. She is a Certified Public Accountant registered in the State of Oklahoma.

                                    PART  II

ITEM 5               MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange and is also traded on The Pacific Stock Exchange, under the symbol PHN on both exchanges. The table below provides information about historical sales prices of the Common Stock for the periods indicated, as supplied by the Dow Jones Historical Stock Quote Reporter Service. The prices shown have been adjusted to reflect the two-for-one stock splits effected in January and September 1995.

                                                                            HIGH        LOW
                                                                         --------     --------
         1994
            First Quarter . . . . . . . . . . . . . . . . . . . . . .    $   9.97     $   6.69
            Second Quarter  . . . . . . . . . . . . . . . . . . . . .        6.91         5.56
            Third Quarter . . . . . . . . . . . . . . . . . . . . . .        7.94         6.56
            Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .       12.00         6.59
         1995
            First Quarter . . . . . . . . . . . . . . . . . . . . . .    $  12.47     $   9.38
            Second Quarter  . . . . . . . . . . . . . . . . . . . . .       17.75        10.88
            Third Quarter . . . . . . . . . . . . . . . . . . . . . .       20.50        14.00
            Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .       19.63        16.13
         1996
            First Quarter (through February 20, 1996) . . . . . . . .     $ 22.63      $ 16.50

         As of February 20, 1996 the Common Stock was held by approximately 639 holders of record.

                                   DIVIDENDS

         The Company paid four regular quarterly dividends during 1995 of $0.02 per share (adjusted for two-for-one stock splits in January and September
1995). The Company currently intends to continue paying quarterly cash dividends at least at substantially the same level. The timing and the amounts of future dividends will, however, depend upon the Company's earnings and cash requirements and other factors deemed relevant by the Board of Directors, in its sole discretion.

ITEM 6                        SELECTED FINANCIAL DATA


                                                          Year Ended or at December 31,
                                         -------------------------------------------------------------
                                            1991        1992          1993         1994          1995
                                         ---------    ---------     ---------    --------     --------
                                                      (In thousands, except per share data)
INCOME STATEMENT:
Oil and gas revenues(1) . . . . . . .    $  14,727    $  22,481     $ 22,302     $ 21,856    $  23,433
Revenues dedicated to foreign
    tax liability(2)  . . . . . . . .           --       10,786       10,578       10,866        9,822
                                           -------     --------      -------      -------     --------
  Operating revenues  . . . . . . . .       14,727       33,267       32,880       32,722       33,255
                                           -------     --------      -------      -------     --------
Income (loss) before
    extraordinary items   . . . . . .         (612)      12,692       12,510       12,891       10,611
Net income (loss)(3)  . . . . . . . .      (18,310)      12,692       12,336       12,891       10,611
Income (loss) before extraordinary
    items per share(4)  . . . . . . .        (0.05)        0.76         0.74         0.78         0.65
Net income (loss) per share(4)  . . .        (1.62)        0.76         0.73         0.78         0.65

BALANCE SHEET:
Total assets  . . . . . . . . . . . .    $  51,525    $  59,255     $ 50,863     $ 56,441    $  68,333
Long-term debt  . . . . . . . . . . .       11,527          708           --           --           --
Stockholders' equity  . . . . . . . .        5,263       17,894       30,298       33,558       51,808

__________________________________

(1) Revenues and net income for 1991 reflect reduced revenues due to the delivery of oil from the Company's share of production on the Khalda Concession, which had been sold and recognized as revenue in 1985. This commitment was fulfilled in 1991.

(2) The adoption of SFAS 109 effective January 1, 1992 had the effect of increasing operating revenues and tax expense for 1992, 1993, 1994 and 1995 by equal and offsetting amounts, but did not affect net income.

(3) Includes extraordinary losses on the early extinguishment of debt of $17.7 million and $0.2 million in 1991 and 1993, respectively, and income taxes of $0.2 million, $11.1 million, $10.9 million, $11.1 million and $10 million in 1991, 1992, 1993, 1994 and 1995, respectively.

(4) Restated to give effect to the two-for-one stock splits effective January and September 1995.

ITEM 7              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the three years ended December 31, 1995 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

         1995 Compared to 1994. Net income for 1995 decreased $2.3 million, or 18%, to $10.6 million. Net income decreased primarily due to an increase in the noncash charge for depreciation, depletion and amortization ("DD&A expense").

         Net operating revenues (operating revenues less production costs) remained stable during 1995 compared to 1994. Increased crude oil prices and initial sales from the Qarun Concession were generally offset by lower production from the Khalda Concession. The average oil price received during 1995 averaged $16.88 per barrel, compared to $15.72 per barrel in 1994. Gross crude oil production from the Khalda Concession averaged 30,947 barrels per day during 1995, compared to 32,731 barrels per day in 1994. Crude oil production from the Qarun Concession commenced in late November and through year-end 1995 averaged 3,618 gross barrels per day.

         Interest income for 1995 increased approximately $0.5 million, or 54%, compared to 1994 due to higher interest rates earned on short-term investments during 1995 and larger amounts of cash available for short-term investments.

         DD&A expense increased approximately $3.6 million, or 162%, in 1995 compared to 1994. This increase in the noncash DD&A expense is primarily due to the inclusion of costs attributable to proved reserves added from the Qarun Concession. During 1994 substantially all of the Company's proved reserves were in the Khalda Concession, whereas in 1995 the Company's proved reserves are in both the Qarun and Khalda Concessions. Costs in both concessions are cost recoverable. The computation of DD&A is based on a single country-wide pool of all past and future costs attributable to all proved reserves in a particular country and, therefore, because all of the Company's proved reserves are in Egypt, the Company's DD&A is based on a pooling of all costs. The Company's share of the past and future costs associated with the Qarun proved reserves, where the Company pays its full 50% share of the costs, are substantially higher on a per barrel basis than the Company's share of costs in the Khalda Concession, because a large portion of the Company's 40% share of the Khalda costs are paid by one of the Company's partners. Moreover, the costs recognized on the Qarun Concession for DD&A purposes include future costs for central processing, pipeline and storage facilities, which facilities may be utilized to handle production volumes from subsequent additions to proved reserves. Accordingly, costs attributable to future reserves in Qarun, if and when added, could be less per barrel than that applicable to reserves presently considered proved on the Qarun Concession.

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

         Interest income for 1994 increased approximately $0.5 million, or 102%, compared to 1993 due to higher interest rates earned on short-term investments during 1994 and larger amounts of cash available for short-term investment.

         Production costs for 1994 decreased approximately $0.5 million, or 9%, compared to 1993 primarily due to prior years' credits granted to the Khalda joint account during 1994.

         DD&A expense increased approximately $0.2 million, or 13%, in 1994 compared to 1993 primarily due to an increase in the Egyptian DD&A provision. The Egyptian DD&A provision increased as a result of the inclusion of Qarun Concession capitalized costs, future development costs and reserves during the fourth quarter of 1994.

         General and administrative expense decreased approximately $0.3 million, or 13%, in 1994 compared to 1993 primarily due to a larger amount of general and administrative expense being allocable to exploration and development activities in 1994 than in 1993.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1995 the Company's working capital (current assets less current liabilities) was approximately $29 million, which included cash and cash equivalents in the amount of approximately $22.8 million. Net cash provided by operating activities for the year ended December 31, 1995 was approximately $12.8 million. Net cash provided by financing activities for the year ended December 31, 1995 was approximately $7 million. The Company had no long-term debt as of December 31, 1995.

         The Company's current sources of liquidity are working capital, cash flow from operations and a $50 million project financing facility to be provided by the International Finance Corporation to fund the Company's share of expenditures in the Qarun Concession. In early 1996 the Company completed the initial stages of this financing and borrowed the first $12.5 million installment. Interest payments on the loan facility will commence June 15, 1996 and will be payable semi-annually at a rate equal to the London Inter-Bank Offered Rate plus 2-3/8% to 3%. Semi-annual principal payments commence June 15, 1998 and continue through 2002.

         The Company believes that its current sources of liquidity are sufficient to meet its obligations during the next 12 months. Excess working capital and net cash flow from operations would be available to fund the development of any of the Company's exploratory successes; to participate in the development of natural gas reserves in the Khalda Concession, including the unified Western Desert natural gas pipeline project, if such project is commenced; and to pursue other oil and gas opportunities that may be identified by the Company. To the extent these sources of liquidity are deemed to be inadequate to fund such activities, the Company believes additional external sources of capital would be available.

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES


                                                                                                  Page
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

Consolidated Statement of Income for each of the three years in the period ended
  December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

Consolidated Balance Sheet at December 31, 1994 and 1995  . . . . . . . . . . . . . . . . . . .    27

Consolidated Statement of Stockholders' Equity for each of the three years
  in the period ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

Consolidated Statement of Cash Flows for each of the three years in the period ended
  December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .    30

Supplementary Information on Oil and Gas Producing Activities . . . . . . . . . . . . . . . . .    38

Schedule II  -- Valuation and Qualifying Accounts and Reserves  . . . . . . . . . . . . . . . .   S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE PHOENIX RESOURCE COMPANIES, INC.:

         We have audited the accompanying consolidated balance sheet of The Phoenix Resource Companies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Phoenix Resource Companies, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

    Oklahoma City, Oklahoma
       February 23, 1996

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                                    ---------------------------------
                                                                      1993         1994         1995
                                                                    -------      -------      -------
Revenues:
  Oil and gas revenues  . . . . . . . . . . . . . . . . . . .      $ 22,302     $ 21,856    $  23,433
  Revenues dedicated to foreign tax liability   . . . . . . .        10,578       10,866        9,822
                                                                    -------      -------      -------
    Operating revenues  . . . . . . . . . . . . . . . . . . .        32,880       32,722       33,255
  Interest income   . . . . . . . . . . . . . . . . . . . . .           464          935        1,436
  Other income  . . . . . . . . . . . . . . . . . . . . . . .           681          187          345
                                                                    -------      -------      -------
                                                                     34,025       33,844       35,036
                                                                    -------      -------      -------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . . . . . . . .         5,841        5,301        6,421
  Depreciation, depletion and amortization  . . . . . . . . .         1,967        2,213        5,795
  General and administrative  . . . . . . . . . . . . . . . .         2,663        2,314        2,194
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           138           --           --
                                                                    -------      -------      -------
                                                                     10,609        9,828       14,410
                                                                    -------      -------      -------
Income before income taxes and extraordinary loss . . . . . .        23,416       24,016       20,626
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . . . . . . . .           328          259          193
  Foreign   . . . . . . . . . . . . . . . . . . . . . . . . .        10,578       10,866        9,822
                                                                    -------      -------      -------
Income before extraordinary loss  . . . . . . . . . . . . . .        12,510       12,891       10,611
Extraordinary loss:
  Early extinguishment of debt  . . . . . . . . . . . . . . .          (174)          --           --
                                                                    -------      -------      -------
    Net  income   . . . . . . . . . . . . . . . . . . . . . .      $ 12,336     $ 12,891    $  10,611
                                                                    =======      =======     ========
Income Per Share:
    Weighted average common and common equivalent
       shares outstanding   . . . . . . . . . . . . . . . . .        17,000       16,432       16,214
                                                                    =======      =======      =======
    Income before extraordinary loss  . . . . . . . . . . . .      $   0.74     $   0.78    $    0.65
                                                                    =======      =======     ========
    Net  income   . . . . . . . . . . . . . . . . . . . . . .      $   0.73     $   0.78    $    0.65
                                                                    =======      =======     ========



         The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                          ASSETS
                                                                                    December 31,
                                                                             -------------------------
                                                                               1994             1995
                                                                             --------         --------
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .    $  26,536        $  22,759
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . .        2,561            5,639
  Receivable for payment of foreign taxes   . . . . . . . . . . . . . .       10,657           11,026
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .          491            2,072
                                                                            --------         --------
                                                                              40,245           41,496
                                                                            --------         --------
Property and Equipment, at cost:
  Oil and gas properties (using full cost accounting)   . . . . . . . .       18,624           40,842
  Other property and equipment  . . . . . . . . . . . . . . . . . . . .        1,909              983
                                                                            --------         --------
                                                                              20,533           41,825
Less:  Accumulated depreciation, depletion and amortization . . . . . .       13,800           18,672
                                                                            --------         --------
  Net  Property and Equipment   . . . . . . . . . . . . . . . . . . . .        6,733           23,153

Deferred Receivable for payment of foreign taxes  . . . . . . . . . . .        9,211            2,997
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          252              687
                                                                            --------         --------
                                                                           $  56,441        $  68,333
                                                                            ========         ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,062        $     562
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . . .       10,657           11,026
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . .          857              952
                                                                            --------         --------
                                                                              12,576           12,540
                                                                            --------         --------
Long-Term Liabilities:
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . . .        9,211            2,997
  Other  liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        1,096              988
                                                                            --------         --------
                                                                              10,307            3,985
                                                                            --------         --------
Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares, none
    outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               --
  Common stock, par value $0.01 (authorized 20,000 shares, 15,708
    shares outstanding in 1994 and 16,190 in 1995)  . . . . . . . . . .          170              170
  Paid-in  capital  . . . . . . . . . . . . . . . . . . . . . . . . . .       39,311           45,170
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . .        2,929           12,281
  Treasury stock, at cost (1,254 shares in 1994 and 772 in 1995)  . . .       (8,852)          (5,813)
                                                                            --------         --------
                                                                              33,558           51,808
                                                                            --------         --------
                                                                           $  56,441        $  68,333
                                                                            ========         ========





 The accompanying notes are an integral part of this balance sheet.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                         Common Stock               Retained     Treasury Stock
                                     ------------------  Paid-in    Earnings   ------------------   Stockholders'
                                      Shares    Amount   Capital    (Deficit)   Shares    Amount       Equity
                                     ---------  -------  -------    ---------  --------  --------    -----------
BALANCE AT DECEMBER 31, 1992  . .       16,977   $ 170  $  39,212  $(21,488)        --  $      --    $ 17,894
   Stock options exercised  . . .           40      --         68        --         --         --          68
   Shares cancelled   . . . . . .          (75)     --         --        --         --         --          --
   Net income   . . . . . . . . .           --      --         --    12,336         --         --      12,336
                                     ---------    ----   --------   -------    -------   --------     -------

BALANCE AT DECEMBER 31, 1993  . .       16,942     170     39,280    (9,152)        --         --      30,298
   Shares purchased   . . . . . .       (1,254)     --         --        --      1,254     (8,852)     (8,852)
   Stock options exercised  . . .           20      --         31        --         --         --          31
   Dividends paid, $0.05 per
      share   . . . . . . . . . .           --      --         --      (810)        --         --        (810)
   Net income   . . . . . . . . .           --      --         --    12,891         --         --      12,891
                                     ---------    ----   --------   -------    -------   --------     -------

BALANCE AT DECEMBER 31, 1994  . .       15,708     170     39,311     2,929      1,254     (8,852)     33,558
   Shares issued  . . . . . . . .          606      --      5,533        --       (606)     4,467      10,000
   Shares purchased   . . . . . .         (152)     --         --        --        152     (1,634)     (1,634)
   Accrual pursuant to
      Director Plan   . . . . . .           --      --        368        --         --         --         368
   Stock options exercised  . . .           28      --        (42)       --        (28)       206         164
   Dividends paid, $0.08
      per share   . . . . . . . .           --      --         --    (1,259)        --         --      (1,259)
   Net income   . . . . . . . . .           --      --         --    10,611         --         --      10,611
                                     ---------    ----   --------   -------    -------   --------     -------

BALANCE AT DECEMBER 31, 1995  . .       16,190   $ 170  $  45,170  $ 12,281        772  $  (5,813)   $ 51,808
                                     =========    ====   ========   =======    =======   ========     =======





      The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                                                         Year Ended December 31,
                                                                    ----------------------------------
                                                                      1993         1994         1995
                                                                    ---------    --------     --------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . .     $23,274      $21,862     $ 20,442
  Cash paid to suppliers and employees  . . . . . . . . . . . .      (9,510)      (8,405)      (8,617)
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . .        (144)          --           --
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . .        (583)        (487)        (515)
  Interest and other cash receipts  . . . . . . . . . . . . . .         821          847        1,462
                                                                     ------       ------      -------
     Net cash provided by operating activities  . . . . . . . .      13,858       13,817       12,772
                                                                     ------       ------      -------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . .      (2,651)      (2,932)     (23,554)
  Proceeds from sales of property and equipment   . . . . . . .         120           34           --
  Supplemental purchase price payment   . . . . . . . . . . . .       4,000           --           --
                                                                     ------       ------      -------
     Net cash provided by (used in) investing activities  . . .       1,469       (2,898)     (23,554)
                                                                     ------       ------       ------

Cash flows from financing activities:
  Sale of treasury stock  . . . . . . . . . . . . . . . . . . .          --            --      10,000
  Purchase of treasury stock  . . . . . . . . . . . . . . . . .          --       (8,852)      (1,634)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .          --         (810)      (1,259)
  Debt issue costs  . . . . . . . . . . . . . . . . . . . . . .          --           --         (266)
  Repayments of long-term debt  . . . . . . . . . . . . . . . .      (1,704)          --           --
  Proceeds from stock options exercised   . . . . . . . . . . .         139           31          164
                                                                     ------       ------      -------
     Net cash provided by (used in) financing activities  . . .      (1,565)      (9,631)       7,005
                                                                     ------       ------      -------

Net increase (decrease) in cash and cash equivalents  . . . . .      13,762        1,288       (3,777)
Cash and cash equivalents, beginning of year  . . . . . . . . .      11,486       25,248       26,536
                                                                     ------       ------      -------
       Cash and cash equivalents, end of year   . . . . . . . .     $25,248      $26,536     $ 22,759
                                                                     ======       ======      =======

Reconciliation of net income to net cash provided by operating activities:

  Net  income   . . . . . . . . . . . . . . . . . . . . . . . .     $12,336      $12,891     $ 10,611
                                                                     ------       ------      -------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, depletion and amortization   . . . . . . . .       1,967        2,213        5,795
     Capitalized general and administrative expense   . . . . .        (372)        (604)      (1,055)
     Loss on early extinguishment of debt   . . . . . . . . . .         174           --           --
     Gain on sale of properties   . . . . . . . . . . . . . . .         (97)          --           --
     (Increase) decrease in accounts receivable related to
       operating activities   . . . . . . . . . . . . . . . . .         866         (350)      (3,078)
     Increase (decrease) in accounts payable related to
       operating activities   . . . . . . . . . . . . . . . . .         (89)        (156)         330
     Increase (decrease) in accrued liabilities related to
       operating activities   . . . . . . . . . . . . . . . . .        (541)         283           95
     Other noncash items  . . . . . . . . . . . . . . . . . . .        (386)        (460)          74
                                                                     ------       ------      -------
         Total adjustments  . . . . . . . . . . . . . . . . . .       1,522          926        2,161
                                                                     ------       ------      -------
           Net cash provided by operating activities  . . . . .     $13,858      $13,817     $ 12,772
                                                                     ======       ======      =======





         The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company is an independent oil and gas company operating in Egypt. Company operations include exploring, developing and operating crude oil and natural gas properties in Egypt.

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Oil and Gas Operations - The Company uses the full cost method of accounting for oil and gas operations. Under the full cost method, all costs associated with the acquisition, exploration and development of oil and gas reserves, including nonproductive costs, are capitalized as incurred. Internal overhead which is directly identified with acquisition, exploration and development activities is capitalized. The Company capitalized $0.4 million, $0.6 million and $1.1 million of internal overhead for the years ended December 31, 1993, 1994 and 1995, respectively.

         The capitalized costs of oil and gas properties are accumulated in cost centers on a country-by-country basis and are amortized using the unit-of-production method based on proved reserves. Estimated future development costs are included in the amortization base. Depreciation, depletion and amortization expense per equivalent oil barrel for Egypt was $0.66, $0.87 and $2.51 for the years ended December 31, 1993, 1994 and 1995, respectively. Capitalized costs and estimated future development costs associated with unevaluated properties are excluded from amortization until the quantity of proved reserves attributable to the property has been determined or impairment has occurred. At December 31, 1993 and 1994, the Company excluded $1 million of capitalized costs related to the Qarun Concession from amortization. At December 31, 1995 the Company excluded $0.9 million of capitalized costs related to the Khalda Offset acreage from amortization.
These costs will be included in the amortization base as prospects within the Khalda Offset acreage are evaluated.

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

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



         Production Entitlements - Pursuant to the entitlement method, the Company recognizes revenue from its Egyptian concessions in the period it is entitled to such production. Production costs are expensed as incurred. At period-end any revenue to which the Company is entitled but has not received is recorded as an account receivable; revenue the Company has received but is not entitled to is recorded in current liabilities as deferred revenue. As of December 31, 1994 and 1995 the Company had recorded an account receivable of $0.4 million representing approximately 23,000 barrels of crude oil and $0.5 million representing approximately 29,000 barrels of crude oil, respectively.

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

         The Company records its share of the Egyptian income tax expense and revenue dedicated to foreign tax liabilities for the tax payment to be made on its behalf by EGPC. The Company records an Egyptian deferred income tax liability, and an identical deferred receivable, related to its share of temporary differences in reporting Egyptian taxable income by the Company during the current and prior years.

         Cash and Cash Equivalents - For the Statement of Cash Flows, the Company considers unrestricted cash on hand and all highly liquid debt instruments purchased with a maturity of generally three months or less to be cash equivalents.

         Foreign Currency Transactions - Nearly all transactions of the Company and its wholly-owned subsidiaries are made in U.S. dollars. As a result, foreign currency exchange gains and losses, if any, are recognized in the period incurred. Total foreign exchange gains and losses are immaterial.

         Stock Option Plans - The Company accounts for its stock option plans using the intrinsic value method in accordance with Accounting Principles Opinion No. 25. In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company will adopt the pro forma disclosure requirements of SFAS No. 123 in 1996.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



NOTE 2 -- QUARTERLY RESULTS OF OPERATIONS:

         The unaudited results of operations for the quarterly periods of 1994 and 1995 are summarized below, in thousands, except per share amounts, oil prices and average daily gross production.

                                                                              1994
                                                        ----------------------------------------------
                                                          First     Second    Third    Fourth
                                                         Quarter   Quarter   Quarter  Quarter   Total
                                                        --------   -------  -------- -------- --------
Oil and gas revenues  . . . . . . . . . . . . . . . .   $  4,474  $ 5,786  $  5,925  $ 5,671   $21,856
Revenues dedicated to foreign tax liability . . . . .      2,222    2,767     2,977    2,900    10,866
Other  revenues . . . . . . . . . . . . . . . . . . .        241      245       287      349     1,122
                                                         -------   ------    ------   ------    ------
                                                           6,937    8,798     9,189    8,920    33,844
                                                         -------   ------    ------   ------    ------
Production costs  . . . . . . . . . . . . . . . . . .      1,102    1,656     1,519    1,024     5,301
Other costs and expenses  . . . . . . . . . . . . . .      1,120      943       953    1,511     4,527
                                                         -------   ------    ------   ------    ------
                                                           2,222    2,599     2,472    2,535     9,828
                                                         -------   ------    ------   ------    ------
Income before income taxes  . . . . . . . . . . . . .      4,715    6,199     6,717    6,385    24,016
Provision for income taxes  . . . . . . . . . . . . .      2,274    2,837     3,047    2,967    11,125
                                                         -------   ------    ------   ------    ------
Net income  . . . . . . . . . . . . . . . . . . . . .   $  2,441  $ 3,362  $  3,670  $ 3,418   $12,891
                                                         =======   ======   =======   ======    ======
Net income, per share . . . . . . . . . . . . . . . .   $   0.14  $  0.20  $   0.23  $  0.21   $  0.78
                                                         =======   ======   =======   ======    ======
Average daily gross oil production--Khalda  . . . . .     31,244   32,917    34,008   32,724    32,731
Average  oil  price--Egypt  . . . . . . . . . . . . .   $  14.08  $ 15.91  $  16.24  $ 16.47   $ 15.72

                                                                              1995
                                                        ----------------------------------------------
                                                          First     Second    Third    Fourth
                                                         Quarter   Quarter   Quarter  Quarter   Total
                                                        --------   -------  -------- -------- --------
Oil and gas revenues  . . . . . . . . . . . . . . . .   $  5,486  $ 5,891  $  5,418  $ 6,638   $23,433
Revenues dedicated to foreign tax liability . . . . .      2,831    2,988     2,514    1,489     9,822
Other  revenues . . . . . . . . . . . . . . . . . . .        370      436       589      386     1,781
                                                         -------   ------    ------   ------    ------
                                                           8,687    9,315     8,521    8,513    35,036
                                                         -------   ------    ------   ------    ------
Production costs  . . . . . . . . . . . . . . . . . .      1,377    1,654     1,465    1,925     6,421
Other costs and expenses  . . . . . . . . . . . . . .      1,342    1,621     2,852    2,174     7,989
                                                         -------   ------    ------   ------    ------
                                                           2,719    3,275     4,317    4,099    14,410
                                                         -------   ------    ------   ------    ------
Income before income taxes  . . . . . . . . . . . . .      5,968    6,040     4,204    4,414    20,626
Provision for income taxes  . . . . . . . . . . . . .      2,884    3,038     2,560    1,533    10,015
                                                         -------   ------    ------   ------    ------
Net income  . . . . . . . . . . . . . . . . . . . . .   $  3,084  $ 3,002  $  1,644  $ 2,881   $10,611
                                                         =======   ======   =======   ======    ======
Net income, per share . . . . . . . . . . . . . . . .   $   0.19  $  0.19  $   0.10  $  0.17   $  0.65
                                                         =======   ======   =======   ======    ======
Average daily gross oil production--Khalda  . . . . .     31,372   30,415    31,260   30,746    30,947
Average  oil  price--Egypt  . . . . . . . . . . . . .   $  16.83  $ 17.79  $  15.86  $ 17.06   $ 16.88

NOTE 3 -- CAPITAL STOCK AND OPTIONS:

         Capital Stock - Two-for-one splits of the number of shares of Common Stock outstanding were effective in January and September 1995. All references in the accompanying financial statements and notes to the number of common shares and per share amounts have been restated to reflect the splits.

         A total of 20,000,000 shares of $0.01 par value Common Stock are authorized. As of December 31, 1995 there were 16,961,920 shares of Common Stock issued, of which 16,189,756

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



were outstanding, and 1,914,000 shares of Common Stock were reserved for issuance upon exercise of the options described below. As of December 31, 1994 there were 16,961,920 shares of Common Stock issued, of which 15,708,196 were outstanding, and 1,342,000 shares of Common Stock were reserved for issuance upon exercise of the options described below.

         A total of 5,000,000 shares of $0.01 par value preferred stock are authorized, none of which were outstanding at December 31, 1994 or 1995.

         In November 1995 the Company sold 606,060 shares of its Common Stock to the International Finance Corporation ("IFC"), an affiliate of the World Bank, at the then current market price of $16.50 per share. The shares sold to IFC were treasury shares previously acquired by the Company at an average price of $7.37 per share.

         In conjunction with the March 1994 secondary public offering by a selling shareholder of 30% of the Company's Common Stock, the Company purchased 515,204 shares of its Common Stock at $6.74 per share. Also during 1994, the Company purchased 738,520 shares of its Common Stock in open market transactions at an average price of $7.29 per share. During 1995 the Company purchased 152,500 shares of its Common Stock in open market transactions at an average price of $10.71 per share. Shares purchased are held as treasury stock unless and until reissued.

         Stock Options - The 1990 Employee Stock Option Plan, as amended ("Employee Stock Option Plan") and the 1990 Nonemployee Director Stock Option Plan, as amended ("Director Stock Option Plan"), were established April 9, 1990. The Employee Stock Option Plan authorizes the grant of options to purchase Common Stock to employees of the Company. The exercise price of the options granted may not be less than the fair market value on the date of the grant. At December 31, 1994 and 1995 shares of Common Stock reserved for issuance pursuant to the Employee Stock Option Plan totaled 1,074,000 and 1,670,000, respectively.

         The Director Stock Option Plan authorizes the grant of options to purchase 12,000 shares of Common Stock to each director of the Company, who is not otherwise an employee of the Company, upon election to the Board of Directors. The Plan also provides that each nonemployee director of the Company be granted additional options covering a sufficient number of shares of Common Stock, so that after such grant such nonemployee director would hold in the aggregate, including all options previously granted to such nonemployee director that remain unexercised, options covering at least 12,000 shares of Common Stock. The exercise price of options granted is the closing price of the shares of Common Stock on the date of the grant of such options. At December 31, 1994 and 1995 shares of Common Stock reserved for issuance pursuant to the Director Stock Option Plan totaled 268,000 and 244,000, respectively.

            THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



         Information on the status of options is in the following table.

                                                  Employee Plan                  Director Plan
                                           ---------------------------   -----------------------------
                                                         Option Price                    Option Price
                                             Shares       Per Share        Shares          Per Share
                                           ------------  -------------   ------------   --------------
OUTSTANDING DECEMBER 31, 1993 . . . . .       42,000      $  1.56              18,000     $  1.56 -  8.75
   Granted  . . . . . . . . . . . . . .      740,000      $  6.59 - 10.06      80,000     $  6.13
   Exercised  . . . . . . . . . . . . .       (8,000)     $  1.56             (12,000)    $  1.56
                                           ---------                         --------
OUTSTANDING DECEMBER 31, 1994 . . . . .      774,000      $  1.56 - 10.06      86,000     $  6.13 -  8.75
   Granted  . . . . . . . . . . . . . .      300,000      $ 12.44               8,000     $ 14.44
   Exercised  . . . . . . . . . . . . .       (4,000)     $  1.56             (24,000)    $  6.13 -  8.75
   Cancelled  . . . . . . . . . . . . .       (7,000)     $  6.59 - 12.44          --
                                           ---------                          --------
OUTSTANDING DECEMBER 31, 1995 . . . . .    1,063,000      $  1.56 - 12.44      70,000     $  6.13 - 14.44
                                           =========                          ========
Exercisable at:
   December 31, 1994  . . . . . . . . .       34,000      $  1.56               2,000     $  8.75
   December 31, 1995  . . . . . . . . .      400,000      $  1.56 - 10.06      20,000     $  6.13

         Director Compensation Plan - During the third quarter of 1995 the Board of Directors adopted a Nonemployee Director Compensation Plan (the "Director Plan"). The Director Plan, which is subject to shareholder approval, provides for the grant of 1,500 shares of Common Stock to each nonemployee director for each year that individual serves as a director since May 11, 1993. The Common Stock granted is vested ratably over each year of service and would be issuable to a director upon termination as a director, except in the event of removal for cause. A total of approximately $0.4 million was recorded in both Paid-in Capital and General and Administrative Expense in the accompanying 1995 financial statements.

NOTE 4 -- INCOME TAXES:

         At December 31, 1995 the Company had net operating loss carryforwards of approximately $172 million, subject to the significant limitations described below. These amounts could be carried forward and would expire in varying amounts from 1997 through 2004 if not utilized. Due to the limitations imposed by the Tax Reform Act of 1986, the Company does not expect to be able to utilize more than approximately $80 million of its net operating loss carryforwards. However, the Company expects to generate future foreign tax credits, which will be derived from Egyptian tax payments paid on the Company's behalf by EGPC, sufficient to more than offset the future U.S. income taxes, excluding alternative minimum taxes, on its operations. The Company expects to pay future income taxes, excluding Egyptian income taxes paid on its behalf by EGPC, equal to approximately 2% of its pretax income which represents U.S. alternative minimum taxes.

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

         Pretax financial reporting income for the years shown was taxable under the following jurisdictions:

                                                      1993           1994        1995
                                                   ---------      --------     --------
                                                               (In thousands)

               U.S. . . . . . . . . . . . . . .    $(1,445)       $(1,520)     $(2,456)
               Egypt  . . . . . . . . . . . . .     24,861         25,536       23,082
                                                    ------         ------       ------
                  Total . . . . . . . . . . . .    $23,416        $24,016      $20,626
                                                    ======         ======       ======

Income from the Company's Egyptian operations is also taxable in the U.S., but is not included in the amounts stated above for the U.S. The 1993, 1994 and 1995 financial reporting income for Egypt includes the revenue dedicated to payment of foreign taxes of approximately $10.6 million, $10.9 million and $9.8 million, respectively.

         The provision for income taxes for the years shown was comprised of the following:

                                                                   1993        1994         1995
                                                                --------     --------    ---------
                                                                          (In thousands)

                 Current tax expense:
                   U.S. alternative minimum tax   . . . . .    $    328    $     259    $     193
                   Foreign--Egyptian  . . . . . . . . . . .      12,990       10,560       16,036
                 Deferred tax expense (benefit):
                   Foreign--Egyptian  . . . . . . . . . . .      (2,412)         306       (6,214)
                                                                 ------       ------      -------
                 Total provision  . . . . . . . . . . . . .    $ 10,906    $  11,125    $  10,015
                                                                =======     ========     ========

         The provision for income taxes for the years shown differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                                      1993          1994        1995
                                                                    ---------    --------     --------
Statutory U.S. tax rate . . . . . . . . . . . . . . . . . . . .       35.00%       35.00%       35.00%
Increase (decrease) in rate resulting from:
   Egyptian tax on Egyptian earnings  . . . . . . . . . . . . .       45.17%       45.24%       47.62%
   Realization of net operating loss carryforward benefits  . .      (33.60%)     (33.92%)     (34.06%)
                                                                      -----        -----        -----
     Effective tax rate   . . . . . . . . . . . . . . . . . . .       46.57%       46.32%       48.56%
                                                                      =====        =====        =====

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



         Deferred U.S. and Egyptian tax assets (liabilities) are comprised of the following at the dates shown:

                                                                      At December 31,
                                                     ------------------------------------------------
                                                               1994                     1995
                                                     ----------------------     ---------------------
                                                        U.S.       Egyptian         U.S.     Egyptian
                                                     ---------   ----------     ----------   --------
                                                                       (In thousands)
  Depreciation, depletion and amortization  . . .    $   1,774    $ (4,520)     $  3,138   $ (2,738)
  Other capitalized expenses  . . . . . . . . . .          169          --           677         --
  Net operating loss carryforwards  . . . . . . .       63,394          --        60,225         --
  AMT carryover   . . . . . . . . . . . . . . . .        2,709          --         2,893         --
  Concession agreement  . . . . . . . . . . . . .           --      (4,691)           --       (259)
                                                      --------     -------       -------    -------
    Gross deferred tax assets (liabilities)   . .       68,046      (9,211)       66,933     (2,997)
  Deferred tax asset valuation allowance  . . . .      (68,046)         --       (66,933)        --
                                                      --------     -------       -------    -------
      Net deferred tax assets (liabilities)   . .    $      --    $ (9,211)     $     --   $ (2,997)
                                                      ========     =======       =======    =======

         The change in the valuation allowance during 1994 and 1995 was a decrease of $5 million and $1.1 million, respectively, resulting primarily from the realization of net operating loss carryforwards. No benefit for the remaining U.S. net operating loss carryforwards or the other U.S. deferred tax assets has been recognized in the accompanying financial statements, as the Company believes, based on its current operations, its current proved reserves and existing income tax laws and regulations, no incremental future tax benefits will be derived.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

         Substantially all of the Company's operations and reserves are located in Egypt and, therefore, are subject to certain risks relating to economic and political stability in Egypt and the surrounding region. The Company is exposed to certain risks due to its concentration of Egyptian operations, which include possible changes in Egyptian laws, particularly relating to foreign investments and taxation, renegotiation or modification of existing contracts and expropriation. Adverse developments in Egypt and future changes in Egyptian governmental regulations and policies could have a material adverse effect on the Company. The Company does not insure against loss of production or political risks. The carrying amount of identifiable assets (excluding cash and cash equivalents in U.S. banks and intercompany balances) of the Company's foreign operations at December 31, 1994 and 1995 totaled $29.4 million and $46.8 million (including approximately $19.9 million and $14 million related to receivables for payment of foreign taxes which are offset by an equal amount of foreign tax liabilities), respectively.

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

         A portion of the Company's operating revenues represents the sale of crude oil produced from Egyptian concessions and allocated to the Company for reimbursement of operating, development and exploration costs. These costs are subject to review and approval by EGPC.

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

         The Company is committed, under certain circumstances, to pay $1.8 million pursuant to various employment contracts with certain key employees.

NOTE 6 -- SALES TO MAJOR CUSTOMERS:

         Sales to EGPC accounted for 96%, 99% and 100% of the Company's consolidated oil and gas revenues in 1993, 1994 and 1995, respectively.

NOTE 7 -- SUBSEQUENT EVENTS:

         In January 1996 the Company completed the initial stages of project financing for the Qarun Concession development and borrowed the first $12.5 million installment of what will ultimately become a $50 million loan facility. This financing was arranged by the International Finance Corporation, an affiliate of the World Bank. The loan will be secured by the stock and assets of the Company's wholly-owned subsidiary, Phoenix Resources Company of Qarun, and prior to the completion of the development project the loan will be guaranteed by the Company. Interest payments will commence June 15, 1996 and will be payable semi-annually at a rate equal to the London Inter-Bank Offered Rate plus 2- 3/8% to 3%. Semi-annual principal payments commence June 15, 1998 and continue through 2002.

         During February 1996 the Company purchased 100,000 shares of its Common Stock in open market transactions at a price of $19.00 per share. All such shares are held as treasury stock.

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

         EGPC is required to pay, on behalf of the Company, all Egyptian government royalties and the Company's Egyptian income taxes from its share of production. The reserve information presented in the following tables includes reserves attributable to such tax payments on behalf of the Company by EGPC and the related deductions for Egyptian income taxes and, accordingly, the reserve information shown for 1993 and 1994 has been restated from amounts previously reported.

         The value of proved natural gas quantities shown in the table below has been reduced to account for the currently limited access to natural gas markets.

         Net proved reserves of crude oil and natural gas of the Company were estimated as of December 31, 1993, 1994 and 1995 by independent petroleum engineers, Netherland, Sewell & Associates, Inc., of Dallas, Texas.

                                VALUES OF RESERVES  (UNAUDITED)

                                                 Future Net Revenues (In thousands)
                              ------------------------------------------------------------------------
                                            Total                             Present Value
                                        (Undiscounted)                     (Discounted at 10%)
                                       At December 31,                       At December 31,
                              ----------------------------------  ------------------------------------
                                1993         1994         1995      1993           1994         1995
                              --------     --------    ---------  -----------    --------     --------
Proved Developed
  Producing:
    United States   . . . .   $    971    $      --    $      --  $     849    $    --      $   --
    Egypt   . . . . . . . .     49,978       52,168       63,579     38,402       41,769      52,361
                               -------      -------      -------    -------      -------     -------
      Subtotal  . . . . . .     50,949       52,168       63,579     39,251       41,769      52,361
                               -------      -------      -------    -------      -------     -------
Proved Developed
  Nonproducing:
    Egypt   . . . . . . . .     17,112       18,930       27,915     10,519       10,748      17,487
                               -------      -------      -------    -------      -------     -------
Proved Undeveloped:
    Egypt   . . . . . . . .     27,973       77,602      111,840      5,012       27,522      59,511
                               -------      -------      -------    -------      -------     -------
Total Proved Reserves:
    United States   . . . .        971           --           --        849          --          --
    Egypt   . . . . . . . .     95,063      148,700      203,334     53,933       80,039     129,359
                               -------      -------      -------    -------      -------     -------

TOTAL PROVED RESERVES . . .   $ 96,034    $ 148,700    $ 203,334  $  54,782   $   80,039  $  129,359
                               =======      =======      =======    =======      =======    ========
Assumed Egyptian
    Oil Price   . . . . . .   $  13.47    $   15.73    $   17.97  $   13.47   $    15.73  $    17.97


                    RESERVE QUANTITY INFORMATION (UNAUDITED)

         Oil and gas quantities for Egypt include reserves attributable to the Company's rights to recover past and future costs, which quantities vary with price assumptions and cost estimates. In accordance with SEC requirements, the assumed Egyptian oil price for estimates made as of December 31, 1993, 1994 and 1995 was $13.47, $15.73 and $17.97, respectively. Oil includes oil and gas condensate and is stated in thousands of barrels; gas is stated in millions of cubic feet and includes all gas produced, whether or not sold.


                                                 U.S.                EGYPT              TOTAL
                                           --------------      ----------------     -----------------
                                             OIL     GAS         OIL        GAS       OIL        GAS
                                           ------  ------      -------   -------    ------     ------
YEAR ENDED DECEMBER 31, 1993
   Proved Reserves:
   ----------------
     Beginning balance  . . . . . . . .       38     235       13,353     24,022    13,391     24,257
     Revisions of previous estimates  .       42      45        1,769      6,484     1,811      6,529
     Extensions, discoveries and
       other additions  . . . . . . . .       --      --          911      8,252       911      8,252
     Production   . . . . . . . . . . .      (25)   (171)      (1,819)    (1,442)   (1,844)    (1,613)
                                          ------  ------       ------     ------    ------     ------
       Ending balance   . . . . . . . .       55     109       14,214     37,316    14,269     37,425
                                          ======  ======       ======     ======    ======     ======
   Proved Developed Reserves:
   --------------------------
     Beginning balance  . . . . . . . .       38     235        8,906      3,935     8,944      4,170
                                          ======  ======       ======     ======    ======     ======
     Ending balance   . . . . . . . . .       55     109       11,157      5,771    11,212      5,880
                                          ======  ======       ======     ======    ======     ======
YEAR ENDED DECEMBER 31, 1994
   Proved Reserves:
   ----------------
     Beginning balance  . . . . . . . .       55     109       14,214     37,316    14,269     37,425
     Revisions of previous estimates  .      (43)    (89)        (979)    (3,914)   (1,022)    (4,003)
     Extensions, discoveries and
       other additions  . . . . . . . .       --      --        8,785      1,057     8,785      1,057
     Production   . . . . . . . . . . .       (4)    (18)      (1,981)    (1,793)   (1,985)    (1,811)
     Sales of reserves in place   . . .       (8)     (2)          --         --        (8)        (2)
                                           -----    ----       ------    -------    ------     ------
       Ending balance   . . . . . . . .       --      --       20,039     32,666    20,039     32,666
                                          ======  ======       ======     ======    ======     ======
   Proved Developed Reserves:
   -------------------------
     Beginning balance  . . . . . . . .       55     109       11,157      5,771    11,212      5,880
                                          ======  ======       ======     ======    ======     ======
     Ending balance   . . . . . . . . .       --      --        8,998      4,110     8,998      4,110
                                          ======  ======       ======     ======    ======     ======
YEAR ENDED DECEMBER 31, 1995
   Proved Reserves:
   ----------------
     Beginning balance  . . . . . . . .       --      --       20,039     32,666    20,039     32,666
     Revisions of previous estimates  .       --      --       (1,025)    (9,771)   (1,025)    (9,771)
     Extensions, discoveries and
       other additions  . . . . . . . .       --      --        8,699      4,810     8,699      4,810
     Production   . . . . . . . . . . .       --      --       (1,995)    (1,796)   (1,995)    (1,796)
                                          ------  ------       ------     ------    ------     ------
       Ending balance   . . . . . . . .       --      --       25,718     25,909    25,718     25,909
                                          ======  ======       ======     ======    ======     ======
   Proved Developed Reserves:
   -------------------------
     Beginning balance  . . . . . . . .       --      --        8,998      4,110     8,998      4,110
                                          ======  ======       ======     ======    ======     ======
     Ending balance   . . . . . . . . .       --      --        9,555      6,317     9,555      6,317
                                          ======  ======       ======     ======    ======     ======

         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES
                                 (In thousands)

                                                                                                EGYPT
                                                                                               -------
DECEMBER 31, 1994
    Proved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,620
    Unproved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,004
                                                                                                ------
                                                                                                18,624
    Accumulated DD&A  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,984
                                                                                                ------
    Net capitalized costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,640
                                                                                                ======

DECEMBER 31, 1995
    Proved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $39,948
    Unproved  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        894
                                                                                                ------
                                                                                                40,842
    Accumulated DD&A  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,746
                                                                                                ------
    Net capitalized costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $23,096
                                                                                                ======




              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                 (In thousands)

                                                                       U.S.        EGYPT        TOTAL
                                                                      ------       ------      -------
YEAR ENDED DECEMBER 31, 1993
  Exploration costs   . . . . . . . . . . . . . . . . . . . . . .    $   59       $  2,941     $ 3,000
  Development costs   . . . . . . . . . . . . . . . . . . . . . .        35            (13)         22

YEAR ENDED DECEMBER 31, 1994
  Exploration costs   . . . . . . . . . . . . . . . . . . . . . .    $   --       $  4,059     $ 4,059
  Development costs   . . . . . . . . . . . . . . . . . . . . . .        --            244         244

YEAR ENDED DECEMBER 31, 1995
  Acquisition costs   . . . . . . . . . . . . . . . . . . . . . .    $   --       $    408     $   408
  Exploration costs   . . . . . . . . . . . . . . . . . . . . . .        --         12,861      12,861
  Development costs   . . . . . . . . . . . . . . . . . . . . . .        --          8,949       8,949

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

                                                                      U.S.        EGYPT       TOTAL
                                                                   ----------   ---------   ----------
                                                                              (In thousands)
DECEMBER 31, 1993
Future cash inflows . . . . . . . . . . . . . . . . . . . . . .    $  1,131    $ 227,891   $  229,022
Future production and development costs . . . . . . . . . . . .        (160)     (76,491)     (76,651)
Future Egyptian income tax expense  . . . . . . . . . . . . . .          --      (56,337)     (56,337)
                                                                    -------     --------    ---------
  Future net cash flows   . . . . . . . . . . . . . . . . . . .         971       95,063       96,034
10% annual discount for estimated timing of net cash flow . . .        (122)     (41,130)     (41,252)
                                                                    -------     --------    ---------
  Standardized measure of discounted future net cash flows  . .    $    849    $  53,933   $   54,782
                                                                    =======     ========    =========
DECEMBER 31, 1994
Future cash inflows . . . . . . . . . . . . . . . . . . . . . .    $     --    $ 372,285   $  372,285
Future production and development costs . . . . . . . . . . . .          --     (134,192)    (134,192)
Future Egyptian income tax expense  . . . . . . . . . . . . . .          --      (89,393)     (89,393)
                                                                    -------     --------    ---------
  Future net cash flows   . . . . . . . . . . . . . . . . . . .          --      148,700      148,700
10% annual discount for estimated timing of net cash flow . . .          --      (68,661)     (68,661)
                                                                    -------     --------    ---------
  Standardized measure of discounted future net cash flows  . .    $     --    $  80,039   $   80,039
                                                                    =======     ========    =========
DECEMBER 31, 1995
Future cash inflows . . . . . . . . . . . . . . . . . . . . . .    $     --    $ 516,193   $  516,193
Future production and development costs . . . . . . . . . . . .          --     (180,725)    (180,725)

Future Egyptian income tax expense  . . . . . . . . . . . . . .          --     (132,134)    (132,134)
                                                                    -------     --------     --------
  Future net cash flows   . . . . . . . . . . . . . . . . . . .          --      203,334      203,334
10% annual discount for estimated timing of net cash flow . . .          --      (73,975)     (73,975)
                                                                    -------    ---------    ---------
  Standardized measure of discounted future net cash flows  . .    $     --    $ 129,359   $  129,359
                                                                    =======     ========    =========

         Following are the principal sources of changes in the standardized measure of discounted future net cash flows during the years shown:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                      1993         1994         1995
                                                                   ----------   ---------   --------
                                                                             (In thousands)
Beginning balance . . . . . . . . . . . . . . . . . . . . . . .    $ 73,524     $ 54,782    $  80,039
Sales and transfers, net of production costs  . . . . . . . . .     (16,461)     (16,555)     (17,012)
Net changes in sales prices, net of production costs  . . . . .     (21,181)      22,425       26,831

Extensions, discoveries and improved recovery,
  net of future production and development costs  . . . . . . .       5,015       22,048       48,250
Changes in estimated future development costs . . . . . . . . .      (2,080)         --       (16,971)

Accrued development costs incurred in the current year  . . . .          --           --        4,142
Revisions of quantity estimates . . . . . . . . . . . . . . . .      10,447       (6,556)      (7,831)
Accretion of discount . . . . . . . . . . . . . . . . . . . . .       7,353        5,393        8,004
Changes in production rates (timing) and other  . . . . . . . .      (1,835)      (1,498)       3,907
                                                                    -------      -------     --------
    Ending balance  . . . . . . . . . . . . . . . . . . . . . .    $ 54,782     $ 80,039    $ 129,359
                                                                    =======      =======     ========

         In the tables above, no U.S. income tax expense is provided due to the utilization of net operating loss carryforwards, the availability of future foreign tax credits and the insignificance of alternative minimum tax. Changes in future Egyptian income taxes and the equal and offsetting amount of changes in future cash inflows have been excluded.

                RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES
                  (EXCLUDING CORPORATE OVERHEAD AND INTEREST)
                                 (In thousands)

                                                                  U.S.          EGYPT          TOTAL
                                                                --------       --------       --------
YEAR ENDED DECEMBER 31, 1993
  Oil and gas revenues  . . . . . . . . . . . . . . . . . .    $    839       $ 21,463      $  22,302
  Revenues dedicated to foreign tax liability   . . . . . .          --         10,578         10,578
                                                                -------        -------        -------
    Operating revenues  . . . . . . . . . . . . . . . . . .         839         32,041         32,880
  Production costs  . . . . . . . . . . . . . . . . . . . .        (228)        (5,613)        (5,841)
  Depreciation, depletion and amortization  . . . . . . . .        (533)        (1,361)        (1,894)
  Egyptian tax provision  . . . . . . . . . . . . . . . . .          --        (10,578)       (10,578)
                                                                -------        -------        -------
  Results of operations from producing activities   . . . .    $     78       $ 14,489      $  14,567
                                                                =======        =======       ========
YEAR ENDED DECEMBER 31, 1994
  Oil and gas revenues  . . . . . . . . . . . . . . . . . .    $    108       $ 21,748      $  21,856
  Revenues dedicated to foreign tax liability   . . . . . .          --         10,866         10,866
                                                                -------        -------        -------
    Operating revenues  . . . . . . . . . . . . . . . . . .         108         32,614         32,722
  Production costs  . . . . . . . . . . . . . . . . . . . .        (120)        (5,181)        (5,301)
  Depreciation, depletion and amortization  . . . . . . . .        (212)        (1,966)        (2,178)
  Egyptian tax provision  . . . . . . . . . . . . . . . . .          --        (10,866)       (10,866)
                                                                -------        -------        -------
  Results of operations from producing activities   . . . .    $   (224)      $ 14,601      $  14,377
                                                                =======        =======       ========
YEAR ENDED DECEMBER 31, 1995
  Oil and gas revenues  . . . . . . . . . . . . . . . . . .    $     --       $ 23,433      $  23,433
  Revenues dedicated to foreign tax liability   . . . . . .          --          9,822          9,822
                                                                -------        -------        -------
    Operating revenues  . . . . . . . . . . . . . . . . . .          --         33,255         33,255
  Production costs  . . . . . . . . . . . . . . . . . . . .          --         (6,421)        (6,421)
  Depreciation, depletion and amortization  . . . . . . . .          --         (5,768)        (5,768)
  Egyptian tax provision  . . . . . . . . . . . . . . . . .          --         (9,822)        (9,822)
                                                                -------        -------        -------
  Results of operations from producing activities   . . . .    $     --       $ 11,244      $  11,244
                                                                =======        =======        =======

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

                                   PART  III

ITEM 10                  DIRECTORS AND EXECUTIVE OFFICERS
                               OF THE REGISTRANT

         The information required by this item is contained in the definitive proxy material of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, except for the information regarding executive officers of the Company which is contained in Part I of this Annual Report on Form 10-K. The information required by this item contained in such definitive proxy material is incorporated herein by reference.

ITEM 11                   EXECUTIVE COMPENSATION

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12                  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the definitive proxy statement of the Company to be filed in connection with its 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART  IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
(a)(1) FINANCIAL STATEMENTS

       See Index to Financial Statements of Registrant contained in Item 8 .. 24

(a)(2) FINANCIAL STATEMENT SCHEDULES

       See Index to Financial Statements of Registrant contained in Item 8 .. 24


(a)(3) EXHIBITS

       3(a)(1) Restated Certificate of Incorporation of the Registrant, Amended and Restated as of April 9, 1990, was filed as
                  Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 1989, and is hereby incorporated herein by reference.

       3(a)(2) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of The Phoenix Resource Companies, Inc., as of May 11, 1992 was filed as Exhibit 3(a)(2) to Annual Report on Form 10- K for the year ended December 31, 1992, and is hereby incorporated herein by reference.

       3(a)(3) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of The Phoenix Resource Companies, Inc., as of May 9, 1995.

       3(a)(4) Amended ByLaws of the Registrant as of April 9, 1990 were filed as Exhibit 3(b) to Annual Report on Form 10-K for the year ended December 31, 1989, and are hereby incorporated herein by reference.

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

       10(a)(2) 1990 Employee Stock Option Plan of the Registrant, as amended through May 9, 1995.

       10(a)(3) 1990 Nonemployee Director Stock Option Plan of the Registrant, as amended through May 11, 1994 was filed as
                  Exhibit 10(a)(2) to Annual Report on Form 10-K for the year ended December 31, 1994, and is hereby incorporated herein by reference.

       10(a)(4) Nonemployee Director Compensation Plan of the Registrant was filed as Exhibit 99 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and is hereby incorporated herein by reference.

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

       10(b)(3) Khalda Concession Area Farmout Agreement by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc., dated September 13, 1985, was filed as Exhibit 10.1 to Registration Statement No. 33- 1069, and is hereby incorporated herein by reference.

       10(b)(4) Amendment to Khalda Concession Area Farmout Agreement by and between Phoenix Resources Company of Egypt and Conoco Khalda Inc. was filed as Exhibit 10(d)(5) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and is hereby incorporated herein by reference.

       10(c) Concession Agreement for Petroleum Exploration and Exploitation Between The Arab Republic of Egypt and Egyptian General Petroleum Corporation and Phoenix Resources Company of Qarun and Apache Oil Egypt, Inc. in the Qarun Area, Western Desert, A.R.E. was filed as Exhibit 10(b) to Annual Report on Form 10- K for the year ended December 31, 1993, and is hereby incorporated herein by reference.

       10(d) Loan Agreement between Phoenix Resources Company of Qarun and International Finance Corporation, dated January 26, 1996.

       10(e)(1) Employment and Severance Agreement dated April 19, 1994, effective April 24, 1994, by and between the Registrant and George D. Lawrence Jr. was filed as

                  Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and is hereby incorporated herein by reference.

       10(e)(2) Employment Agreement dated January 1, 1995, by and between the Registrant and Mark W. Anschutz was filed as Exhibit 10(d)(2) to Annual Report on Form 10-K for the year ended December 31, 1994, and is hereby incorporated herein by reference.

       10(e)(3) Employment Agreement dated January 1, 1995, by and between the Registrant and John E. Bruno was filed as Exhibit 10(d)(3) to Annual Report on Form 10-K for the year ended December 31, 1994, and is hereby incorporated herein by reference.

       10(e)(4) Employment Agreement dated January 1, 1995, by and between the Registrant and Inmann T. Dabney, Jr. was filed as
                  Exhibit 10(d)(4) to Annual Report on Form 10-K for the year ended December 31, 1994, and is hereby incorporated herein by reference.

       10(e)(5) Employment Agreement dated January 1, 1995, by and between the Registrant and Cheryl A. Rich was filed as Exhibit 10(d)(5) to Annual Report on Form 10-K for the year ended December 31, 1994, and is hereby incorporated herein by reference.

       10(e)(6) Employment Agreement dated January 1, 1995, by and between the Registrant and Michael C. Nemec was filed as Exhibit 10(d)(6) to Annual Report on Form 10-K for the year ended December 31, 1994, and is hereby incorporated herein by reference.

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

(b)    REPORTS ON FORM 8-K

       No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.

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


                                     THE PHOENIX RESOURCE COMPANIES, INC.
                                                (Registrant)



                                     By  /s/ George D. Lawrence Jr.
                                         -------------------------------
                                             George D. Lawrence Jr.
                                         President and Chief Executive Officer

                                     Date:  February 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ George D. Lawrence Jr.
    -----------------------------------
    George D. Lawrence Jr.
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer)

Date:    February 29, 1996



By: /s/ Cheryl A. Rich
    -----------------------------------
    Cheryl A. Rich
    Vice President & Chief Financial Officer
    (Principal Financial and Accounting Officer)

Date:    February 29, 1996

By: /s/ Joseph A. Pardo
    -----------------------------------
    Joseph A. Pardo
    Chairman of the Board of Directors

Date:    February 29, 1996



By: /s/ Francis L. Durand
    -----------------------------------
    Francis L. Durand
    Director

Date:    February 29, 1996



By: /s/ Lawrence M. Miller
    -----------------------------------
    Lawrence M. Miller
    Director

Date:    February 29, 1996



By: /s/ Rex A. Sebastian
    -----------------------------------
    Rex A. Sebastian
    Director

Date:    February 29, 1996

                                                                     SCHEDULE II


             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)



                                                     Balance at                                  Balance
                                                      Beginning                                  at End
                                                       of Year        Additions     Deductions   of Year
                                                   --------------     ---------     ----------  ---------
YEAR ENDED DECEMBER 31, 1993
  Allowance for doubtful accounts   . . . . . . . .   $      88     $    --          $    88      $     --
  Deferred tax asset valuation allowance  . . . . .      76,574          --            3,498        73,076

YEAR ENDED DECEMBER 31, 1994
  Deferred tax asset valuation allowance  . . . . .   $  73,076     $    --          $ 5,030      $ 68,046

YEAR ENDED DECEMBER 31, 1995
  Deferred tax asset valuation allowance  . . . . .   $  68,046     $    --          $ 1,113      $ 66,933

                               INDEX TO EXHIBITS


EXHIBIT                                                                                           PAGE
3(a)(3)      Certificate of Amendment to the Amended and Restated Certificate of
             Incorporation of the Registrant, as of May 9, 1995 . . . . . . . . . . . . . . .       50
10(a)(2)     1990 Employee Stock Option Plan of the Registrant, as amended
             through May 9, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51
10(d)        Loan Agreement between Phoenix Resources Company of Qarun and
             International Finance Corporation, dated January 26, 1996  . . . . . . . . . . .       52
21           Subsidiaries of Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .      189
23(a)        Consent of Arthur Andersen LLP.  . . . . . . . . . . . . . . . . . . . . . . . .      190
23(b)        Consent of Netherland, Sewell & Associates, Inc. . . . . . . . . . . . . . . . .      191
27           Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      192