Form 10-K/A
period 1995-12-31
PHOENIX RESOURCE COMPANIES INC
filed 1996-04-29
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from            to
                                          ------------  ------------

                          Commission file number 1-547


                      THE PHOENIX RESOURCE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                            95-1927105
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    6525 North Meridian Avenue
      Oklahoma City, Oklahoma                                    73116-1491
(Address of Principal Executive Offices)                         (Zip Code)


                                 (405) 728-5100
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:



                                                         Name of Each Exchange
  Title of Each Class                                     on Which Registered
- -----------------------                                  -----------------------
    Common Stock                                        American Stock Exchange
                                                         Pacific Stock Exchange



       Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No
                                              -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                            -----

         The aggregate market value of the voting stock outstanding and held by nonaffiliates of registrant: $296,444,079 as of February 20, 1996.

         As of February 20, 1996 there were 16,089,756 shares of the registrant's Common Stock, $0.01 par value, outstanding.

         The Phoenix Resource Companies, Inc. (the "Company") hereby amends
Part III of its Annual Report on Form 10-K for the year ended December 31, 1995 to read in its entirety as follows:

                                    PART III

ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company and their respective positions and ages are set forth below. Each director of the Company shall hold office until the annual meeting of stockholders to be held in 1998 and until his successor is elected and qualified and each executive officer shall hold office until his or her successor is elected and qualified.

         Joseph A. Pardo -- Mr. Pardo, age 62, joined the Board in April 1990 and was elected as Chairman of the Board in April 1994. Mr. Pardo is an attorney and financial consultant, and from 1984 to the present, has served as bankruptcy trustee of W.T. Grant Company.

         Galal P. Doss -- Mr. Doss, age 41, joined the Board in April 1990. From 1982 to the present, Mr. Doss served as Chairman and Chief Executive Officer of Family Foods S.A.E., an Egyptian publicly listed food processing company, and is also Chairman and Chief Executive Officer of Family Cosmetics, an Egyptian publicly listed cosmetics company.

         Francis L. Durand -- Mr. Durand, age 73, joined the Board in April 1990. Mr. Durand has been associated with Ernst & Young, independent certified public accountants, since 1952. Since retiring in 1982 from Ernst & Young as an active partner and national director of services to the oil and gas industry, Mr. Durand has continuously been a consultant for Ernst & Young specializing in the oil and gas industry. Mr. Durand is a member of the American Institute of Certified Public Accountants.

         George D. Lawrence Jr. -- Mr. Lawrence, age 45, has served as President, Chief Executive Officer and a member of the Board of Directors since 1990. He has held various positions with the Company since August 1985.

         Lawrence M. Miller -- Mr. Miller, age 49, joined the Board in August 1993. Mr. Miller is an attorney and has been a member of the law firm of Schwartz, Woods & Miller in Washington, D.C. since 1973.

         Rex A. Sebastian -- Mr. Sebastian, age 66, joined the Board in April 1990. Since 1985, Mr. Sebastian has been a professional director and management consultant. He currently serves on the boards of the following publicly traded companies: Ferro Corporation, a manufacturer of specialty materials and chemicals for industry, and Hallwood Energy Corporation, an oil and gas company.

         Mark W. Anschutz -- Mr. Anschutz, age 43, has served as Vice President
- - Operations of the Company since May 1994 and as Vice President since April 1990. He has held various positions with the Company since 1981. Mr. Anschutz is a Registered Professional Engineer within the States of Oklahoma and Texas.

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


ITEM 11                    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation paid to the Chief Executive Officer and the four most highly compensated executive officers of the Company. The amounts shown under "Long-Term Compensation" have been adjusted to reflect the two-for-one splits of the Company's Common Stock effected January and September 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                                    Long-Term
                                                             Annual Compensation                  Compensation
                                             ---------------------------------------------------  ------------
                                                                                                   Securities
                                                                                   Other Annual    Underlying
                                                          Salary        Bonus1     Compensation2  Options/SARs
     Name & Principal Position               Year          ($)            ($)           ($)            (#)
- ----------------------------------           ----        -------        -------    -------------  -----------
George D. Lawrence Jr.
    Chief Executive Officer                  1995        261,804        130,900             --        80,000
                                             1994        220,000        110,000             --       220,000
                                             1993        210,000         50,000             --            --
Mark W. Anschutz
    Vice President - Operations              1995        150,000         68,175             --        40,000
                                             1994        131,000         66,750             --       100,000
                                             1993        125,000         35,000             --            --
John E. Bruno
    Vice President -                         1995        141,000         75,750        124,350        40,000
     Egyptian Activities                     1994        118,000         66,750         77,596       100,000
                                             1993        110,000         35,000        112,756            --
Inmann T. Dabney, Jr.
    Vice President -                         1995        183,000         83,325        124,350        40,000
    Exploration & Development                1994        167,000         66,750         30,588       100,000
                                             1993        162,000         40,000             --            --
Michael C. Nemec
    Vice President - Exploration             1995        142,500         75,750        151,294        40,000
                                             1994         11,667(3)          --             --       100,000

- ------------------------------

1   The accrued bonuses shown for each year were paid in the following year.

2   The Company typically provides additional compensation, overseas benefits, tax equalization payments and relocation expenses in connection with the overseas services of employees. The amounts for Messrs. Bruno, Dabney and Nemec relate entirely to their overseas assignments.

3   Mr. Nemec's employment with the Company commenced on December 1, 1994.

COMPENSATION PURSUANT TO PLANS

         The Company has a 1990 Employee Stock Option Plan, as amended (the "Employee Plan") which initially reserved 1,600,000 shares of Common Stock for issuance upon exercise of stock options granted to employees under the Employee Plan.

         The purpose of the Employee Plan is to increase the incentive and encourage the continued employment of key employees by facilitating their purchase of a stock interest in the Company. The Employee Plan is administered by the Board of Directors, without the participation of any director who is an employee of the Company. The Board selects the employees to whom options are granted and the number and vesting schedule of shares to be granted based upon an employee's length of service, amount of compensation and responsibilities, duties and functions. Officers and other full-time employees of the Company are eligible to receive options under the Employee Plan. The Employee Plan provides for a term of ten years. The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the date it is granted. An optionee cannot transfer or assign any option other than by will or in accordance with the laws of descent and distribution. Payment for options exercised must be made to the Company in cash or cash equivalent in the form of a certified or cashier's check in the amount of the exercise price, or, at the option of the holder of such option, in stock theretofore owned by such holder, or any combination of cash and such stock. The Employee Plan was amended in 1995 to provide an additional 600,000 shares of Common Stock subject to the Plan.

         The Company also has a 1990 Nonemployee Director Stock Option Plan, as amended ("Director Stock Option Plan") which initially reserved 300,000 shares of Common Stock for issuance upon exercise of stock options granted to nonemployee directors under the Director Stock Option Plan. The Director Stock Option Plan provides for a term of ten years. New options granted under this plan vest over a period of three years at the rate of one-third per year. Vesting of options ceases upon the individual no longer being a member of the Board of Directors. The Director Stock Option Plan was amended in 1994 and authorizes the grant of options to purchase 12,000 shares of Common Stock to each director of the Company, who is not otherwise an employee of the Company, upon election to the Board of Directors. The Director Stock Option Plan further provides that each nonemployee director of the Company be granted additional options covering a sufficient number of shares of Common Stock, so that after such grant such nonemployee director would hold in the aggregate, including all options previously granted to such nonemployee director that remain unexercised, options covering at least 12,000 shares of Common Stock. Any options granted pursuant to this provision become exercisable three years after the date of grant. The exercise price of options granted is the closing price of the shares of Common Stock on the date of the grant of such options.

         The Company has an Annual Incentive Plan (the "Annual Plan"), the purpose of which is to reward key executives for their contributions toward improved earnings performance and reserve levels resulting in enhanced stockholder value. The effective date of the Annual Plan was January 1, 1994. Under the Annual Plan, key employees of the Company are eligible, in the aggregate, to receive annually cash bonuses of up to 50% of their base salaries. The actual amount of such bonuses is a function of corporate earnings and hydrocarbon reserve levels.

         The Annual Plan is administered by the Compensation Committee (the "Compensation Committee") of the Board of Directors. The Compensation Committee has the authority to: (i) determine eligible participants of the Annual Plan; (ii) establish performance objectives and minimum thresholds;
(iii) certify whether or not performance objectives have been met; and (iv) calculate final award payments. The Compensation Committee may also make additional discretionary awards for outstanding contributions to the Company's interests, which may not be reflected in a manner which produces an appropriate award under the provisions of the Annual Plan.

         All key employees of the Company and its wholly-owned subsidiaries who contribute in a substantial measure to the Company's performance are eligible to participate in the Annual Plan. Annual Incentive Awards are based on increases or decreases in the Defined Income (as described in the Annual Plan) of the Company between the Computational Year, which is the fiscal year for which the Annual Incentive Award is computed, and the Base Period, which is the three fiscal years preceding the Computational Year. In the event of a change of control of the Company, or any similar or related event, the Committee, subject to final approval of the Board, shall, in its discretion, make modifications, enhancements or accelerations to the Annual Plan in a manner appropriate to the circumstance, which manner shall be guided principally by the relevant provisions of the Participants' employment contracts and related arrangements.

         The Board of Directors reserves the right to modify or terminate the Annual Plan at any time, provided that no such action will adversely affect any awards already payable. In the event of termination of the Annual Plan, amounts previously accrued but not paid shall be considered earned by the Participant and are therefore payable to the Participant.

         The Company also has a Deferred Incentive Compensation Plan (the "Deferred Plan"), the purpose of which is to promote the interests of the Company and its stockholders by attracting and retaining key executives as members of management by providing performance-related incentives based on longer-range goals and by aligning such incentive opportunities with stockholder value. The effective date of the Deferred Plan was April 1, 1994. Under the Deferred Plan, key employees are eligible to receive cash bonuses calculated as a function of stock price increases. Payment of such cash bonuses is generally deferred for two years and conditional on the employee continuing in the employment of the Company. The amount of such bonuses cannot exceed 20.1% of base salary annually, except in the case of the Chief Executive Officer, where such cash bonuses under the Deferred Plan can be no higher than 40.2% of base salary.

         The Deferred Plan is administered by the Compensation Committee. The Compensation Committee has the authority to: (i) determine eligible participants of the Deferred Plan; (ii) establish performance objectives and minimum thresholds; (iii) certify whether or not performance objectives have been met; and (iv) calculate deferred award grants. The Compensation Committee may also make additional discretionary awards for outstanding contributions to the Company's interests, which may not be reflected in a manner which produces an appropriate award under the provisions of the Deferred Plan.

         All key employees of the Company and its wholly-owned subsidiaries who contribute in a substantial measure to the Company's performance are eligible to participate in the Deferred Plan. Deferred Award Grants are based on changes in the quoted price per share of the Company's Common Stock over specified periods. In the event of a change of control of the Company, or any similar or related event, the Compensation Committee, subject to final approval of the Board, shall, in its discretion, make modifications, enhancements or accelerations to the Deferred Plan in a manner appropriate to the circumstance, which manner shall be guided principally by the relevant provisions of the Participants' employment contracts and related arrangements.

         The Board of Directors reserves the right to modify or terminate the Deferred Plan at any time, provided that no such action will adversely affect any awards already payable. In the event of termination of the Deferred Plan, amounts previously accrued but not paid shall be considered earned by the Participant and are therefore payable to the Participant.

OPTIONS GRANTED

         The following table sets forth information concerning stock options granted during the fiscal year ended December 31, 1995 pursuant to the Company's 1990 Employee Stock Option Plan, adjusted for the Company's two-for-one stock split effected in September 1995.

                                                                                             Potential
                                                                                        Realizable Value at
                                                                                           Assumed Annual
                                                                                        Rates of Stock Price
                                                                                            Appreciation
                              Individual Grants                                           for Option Term
- --------------------------------------------------------------------------------     --------------------------
                                  Number of   % of Total
                                 Securities     Options
                                 Underlying   Granted to  Exercise
                                   Options     Employees  or Base
                                   Granted    in Fiscal    Price        Expiration
             Name                    (#)         Year      ($/Sh)          Date         5% ($)        10% ($)
             ----                ----------   ----------  --------      --------      ----------    -----------
George D. Lawrence Jr.  . . . .    80,000        26.7%    $  12.44      03/08/05      $  625,876    $ 1,586,093
Mark W. Anschutz  . . . . . . .    40,000        13.3%    $  12.44      03/08/05      $  312,938    $   793,046
John E. Bruno . . . . . . . . .    40,000        13.3%    $  12.44      03/08/05      $  312,938    $   793,046
Inmann T. Dabney, Jr. . . . . .    40,000        13.3%    $  12.44      03/08/05      $  312,938    $   793,046
Michael C. Nemec  . . . . . . .    40,000        13.3%    $  12.44      03/08/05      $  312,938    $   793,046

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE

         The following table sets forth certain information regarding options exercised during the year ended December 31, 1995 and the value of unexercised options at December 31, 1995 for the named executive officers who exercised options during 1995 or who had unexercised options at December 31, 1995, adjusted to reflect the Company's two-for-one stock splits effected in January and September 1995. "(U)" denotes options that were not exercisable at December 31, 1995.

                                                                            Number of             Value of
                                   Shares Acquired                     Securities Underlying     Unexercised
             Name                  on Exercise (#)   Value Realized ($)     Unexercised      In the Money Options
             ----                  ---------------   ------------------   ---------------    --------------------
George D. Lawrence Jr.  . . . . . . .       --           $      --            110,000           $1,172,193
George D. Lawrence Jr.  . . . . . . .       --                  --            190,000            1,557,193 (U)
Mark W. Anschutz  . . . . . . . . . .    4,000              68,875             80,000            1,003,440
Mark W. Anschutz  . . . . . . . . . .       --                  --             90,000              725,315 (U)
John E. Bruno . . . . . . . . . . . .       --                  --             50,000              532,815
John E. Bruno . . . . . . . . . . . .       --                  --             90,000              725,315 (U)
Inmann T. Dabney, Jr. . . . . . . . .       --                  --             50,000              532,815
Inmann T. Dabney, Jr. . . . . . . . .       --                  --             90,000              725,315 (U)
Michael C. Nemec  . . . . . . . . . .       --                  --             50,000              359,375
Michael C. Nemec  . . . . . . . . . .       --                  --             90,000              551,875 (U)
                                         -----           ---------            -------           ----------
TOTAL . . . . . . . . . . . . . . . .    4,000           $  68,875            890,000           $7,885,651
                                         =====           =========            =======           ==========

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         The Company has entered into employment agreements with each of its executive officers, other than the Chairman of the Board. The employment agreements with all of its executive officers, other than the Chief Executive Officer, are of indefinite duration. These employment agreements may be terminated (i) by the Company, without cause, on the thirtieth day following written notice of termination from the Company to the employee; (ii) by the Company, for cause, on the day the Company gives written notice of termination to the employee for cause; or (iii) by the employee on the day the employee gives notice of termination to the Company. These agreements provide for severance payments equal to 18 months' base salary to the executives in the event of termination of employment by the Company without cause payable over 18 months. If a change of control of the Company occurs, the employee receives a lump sum payment equal to 18 months' base salary. Pursuant to the terms of these employment agreements the Board may, in its sole discretion, increase the base salary of the employee and/or provide other additional compensation to the employee.

         The Chief Executive Officer's employment agreement is similar to those described above, except that it is for a duration of three years, expiring April 24, 1997. This agreement provides for a lump sum severance payment of two years' base salary upon termination of employment by the Company without cause, or upon occurrence of certain events following a change of control of the Company (as defined in the employment agreement). In addition, it provides that the Chief Executive Officer will receive a lump sum payment of two years' base salary if his employment with the Company does not continue beyond April 24, 1997.

         The stock option plans of the Company provide that the vesting of stock options will be accelerated following a change of control of the Company. The Annual Plan and the Deferred Plan both have change of control provisions. If a change of control were to occur at this time, the executive officers of the Company would receive in the aggregate approximately $1,300,000 under the Deferred Plan and approximately $300,000 under the Annual Plan.

COMPENSATION OF DIRECTORS

         Each nonemployee director receives a quarterly retainer fee of $5,000, payable at the end of each calendar quarter, except that the Chairman of the Board receives a quarterly retainer fee of $10,000. Each nonemployee member of the Board of Directors also receives $1,000 per Board or committee meeting attended. In view of the extensive time and travel required for Mr. Doss to attend meetings of the Board of Directors in the United States, he receives an additional $1,000 for each such meeting. Board members are reimbursed for additional out-of-pocket expenses incurred in association with Board and committee meetings.

         Pursuant to the Nonemployee Director Compensation Plan, which is subject to stockholder approval, each nonemployee director of the Company will be entitled to received 1,500 shares of Common Stock of the Company for each year that individual served as a director of the Company during the period commencing May 11, 1993 and ending on such director's termination as a director of the Company or, in the case of a change of control, ending on the expiration of the directors full term (which for all current directors of the Company is May 1998).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Francis L. Durand, Galal P. Doss, Lawrence M. Miller, Joseph A. Pardo and Rex A. Sebastian, all of whom are nonemployee directors of the Company, served on the Company's Compensation Committee during the year ended December 31, 1995.

ITEM 12                 SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the total number and percentage of the outstanding shares of the Company's Common Stock beneficially owned as of April 15, 1996, with respect to each person (including any "group" as defined in Section 13(d)(3) of the Exchange Act) the Company knows to have beneficial ownership of more than 5% of the Company's Common Stock. The information in this table is based solely on statements filed by the beneficial owners listed with the Securities and Exchange Commission pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, and the Company has not made any independent investigation into the accuracy of this information. Except as noted below, each stockholder has sole voting and investment power with respect to all shares owned by such stockholder.

    Name and Address                                   Amount and Nature of                          Percent
    of Beneficial Owner                                Beneficial Ownership                          of Class
    -------------------                                --------------------                          --------
Leon S. Gross                                              2,631,692 1                                  16.35
River Park House
3600 Conshohocken Avenue
Philadelphia, PA 19131

Metropolitan Life Insurance Company                        1,947,760 2                                  12.10
One Madison Avenue
New York, NY 10010-3690

Guardian Life Insurance Company of America                 1,467,400 3                                   9.11
201 Park Avenue South
New York, NY 10003

- ------------------------------

1   Mr. Gross reported sole voting power with
respect to all of the shares and sole power to dispose of 341,600 shares and shared power to dispose of 2,291,092 shares.

2   State Street Research and
Management Company, One Financial Center, 38th Floor, Boston, MA 02111-2690 reported ownership of these same securities but disclaimed beneficial interest in the securities, noting that the securities are, in fact, owned by various clients. Metropolitan reported sole power to dispose and voting power of 1,947,760 shares; State Street reported sole power to dispose of 1,919,160 shares and sole voting power of 1,737,900 shares.

3   Guardian Life Insurance Company of America reported sole power to dispose and voting power of 603,200 shares and shared power to dispose and voting power of 864,200 shares.

         The following table shows, as of April 15, 1996, all shares of Common Stock held beneficially, directly or otherwise, by each director, by each executive officer listed in the Summary Compensation Table and by all directors and executive officers as a group. Unless otherwise indicated, each such person possesses sole voting and investment power with respect to the shares owned by him or her.

                                          Shares of       Shares of Common                        Percent of
                                            Common       Stock Purchasable           Total       Common Stock
                Name of                     Stock              Under              Beneficial     Beneficially
           Beneficial Owner                 Owned          Stock Options1          Ownership         Owned
           ----------------               --------        ----------------         ---------     ------------
Mark W. Anschutz  . . . . . . . . . . .      8,000             105,000              113,000            .7%
John E. Bruno . . . . . . . . . . . . .     64,252              75,000              139,252            .9%
Inmann T. Dabney, Jr. . . . . . . . . .      8,000              75,000               83,000            .5%
Galal P. Doss . . . . . . . . . . . . .    375,600               4,000              379,600           2.4%
Francis L. Durand . . . . . . . . . . .     14,000               4,000               18,000            .1%
George D. Lawrence Jr.  . . . . . . . .     43,656             165,000              208,656           1.3%
Lawrence M. Miller  . . . . . . . . . .      3,600               8,000               11,600            .1%
Michael C. Nemec  . . . . . . . . . . .      4,028              50,000               54,028            .3%
Joseph A. Pardo . . . . . . . . . . . .     32,000               4,000               36,000            .2%
Rex A. Sebastian  . . . . . . . . . . .      6,000              12,000               18,000            .1%
All directors & executive officers
    as a group (11 persons)   . . . . .    587,200             577,000            1,164,200           7.2%

1   Includes only those options currently exercisable or exercisable within 60 days of April 15, 1996.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  THE PHOENIX RESOURCE COMPANIES, INC.
                                            (Registrant)
                                  By /s/ George D. Lawrence Jr.
                                    ------------------------------
                                        George D. Lawrence Jr.
                                    President and Chief Executive Officer
Date:  April 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By /s/ George D. Lawrence Jr.
                                    ------------------------------
                                        George D. Lawrence Jr.
                                    President, Chief Executive Officer
                                             and Director
                                      (Principal Executive Officer)
Date:  April 29, 1996
                                  By /s/ Cheryl A. Rich
                                    ------------------------------
                                           Cheryl A. Rich
                                     Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
Date:  April 29, 1996
                                  By /s/ Joseph A. Pardo*
                                    ------------------------------
                                        Joseph A. Pardo
                                     Chairman of the Board of Directors
Date:  April 29, 1996
                                  By /s/ Galal P. Doss*
                                    ------------------------------
                                           Galal P. Doss
                                             Director
Date:  April 29, 1996
                                  By /s/ Francis L. Durand*
                                    ------------------------------
                                          Francis L. Durand
                                            Director
Date:  April 29, 1996

                                  By /s/ Lawrence M. Miller*
                                    ------------------------------
                                         Lawrence M. Miller
                                            Director
Date:  April 29, 1996
                                  By /s/ Rex A. Sebastian*
                                    ------------------------------
                                         Rex A. Sebastian
                                            Director
Date:  April 29, 1996
                                  *By /s/ George D. Lawrence Jr.
                                     ------------------------------
                                         George D. Lawrence Jr.
                                          Attorney-In-Fact
Date:  April 29, 1996