Form 10-Q
period 1996-03-31
PHOENIX RESOURCE COMPANIES INC
filed 1996-05-15
CIK 97483

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                         For the Quarterly Period Ended

                                 MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         At May 8, 1996 there were 16,099,880 shares of the registrant's common stock outstanding.

                              TABLE OF CONTENTS

                                                                                                   Page
                                    PART I

Consolidated Statement of Income  -
    Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .     3

Consolidated Balance Sheet at March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . .     4

Consolidated Statement of Cash Flows -
    Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .     5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .     6

Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . .     8

                                   PART II

Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                 (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           ------------------------
                                                                               1996           1995
                                                                           -----------    ---------
Revenues:
  Oil  and gas  revenues  . . . . . . . . . . . . . . . . . . . . . . . .    $ 9,107       $  5,486
  Revenues dedicated to foreign tax liability   . . . . . . . . . . . . .      3,329          2,831
                                                                              ------        -------
    Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     12,436          8,317
  Interest and other income   . . . . . . . . . . . . . . . . . . . . . .        413            370
                                                                              ------        -------
                                                                              12,849          8,687
                                                                              ------        -------
Costs and Expenses:
  Production costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,183          1,377
  Depreciation, depletion and amortization  . . . . . . . . . . . . . . .      2,282            795
  General and administrative  . . . . . . . . . . . . . . . . . . . . . .        751            547
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        209             --
  Merger costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        334             --
                                                                              ------        -------
                                                                               5,759          2,719
                                                                              ------        -------

Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . .      7,090          5,968
Provision for income taxes:
  U.S. alternative minimum tax  . . . . . . . . . . . . . . . . . . . . .         66             53
  Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,329          2,831
                                                                              ------        -------

    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,695       $  3,084
                                                                              ======        =======
Income Per Share:
  Weighted average common and common equivalent
    shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . .     16,798         15,984
                                                                              ======        =======
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  0.22       $   0.19
                                                                              ======        =======





        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)
                                    ASSETS

                                                                         MARCH 31,      December 31,
                                                                            1996           1995
                                                                       -------------    -----------
Current Assets:                                                         (Unaudited)
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .    $  25,377        $  22,759
  Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . .        7,408            5,639
  Receivable for payment of foreign taxes   . . . . . . . . . . . . .       11,026           11,026
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . .        3,843            2,072
                                                                          --------         --------
                                                                            47,654           41,496
                                                                          --------         --------
Property and Equipment, at cost:
  Oil and gas properties (using full cost accounting)   . . . . . . .       51,398           40,842
  Other  property  and  equipment   . . . . . . . . . . . . . . . . .          923              983
                                                                          --------         --------
                                                                            52,321           41,825
Less:  Accumulated depreciation, depletion and amortization . . . . .       20,895           18,672
                                                                          --------         --------
  Net Property and Equipment  . . . . . . . . . . . . . . . . . . . .       31,426           23,153
Deferred Receivable for payment of foreign taxes  . . . . . . . . . .        6,326            2,997
Other  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          957              687
                                                                          --------         --------
                                                                         $  86,363        $  68,333
                                                                          ========         ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .    $     875        $     562
  Accrued foreign taxes   . . . . . . . . . . . . . . . . . . . . . .       11,026           11,026
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . .        1,262              952
                                                                          --------         --------
                                                                            13,163           12,540
                                                                          --------         --------
Long-Term Obligations:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .       12,500               --
  Deferred foreign taxes  . . . . . . . . . . . . . . . . . . . . . .        6,326            2,997
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . . .        1,173              988
                                                                          --------         --------
                                                                            19,999            3,985
                                                                          --------         --------
Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Preferred stock, par value $0.01 (authorized 5,000 shares, none
    outstanding)  . . . . . . . . . . . . . . . . . . . . . . . . . .           --               --
  Common stock, par value $0.01 (authorized 20,000 shares, 16,098
    shares outstanding in 1996 and 16,190 in 1995)  . . . . . . . . .          170              170
  Paid-in  capital  . . . . . . . . . . . . . . . . . . . . . . . . .       45,190           45,170
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .       15,493           12,281
  Treasury stock, at cost (864 shares in 1996 and 772 shares in
    1995)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,652)          (5,813)
                                                                          --------         --------
                                                                            53,201           51,808
                                                                          --------         --------
                                                                         $  86,363        $  68,333
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

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                 (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           ------------------------
                                                                               1996          1995
                                                                           -----------    ---------
Cash flows from operating activities:
  Cash received from purchasers   . . . . . . . . . . . . . . . . . . . .  $   7,560      $   3,746
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . .     (4,281)        (2,502)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (23)
  Interest and other cash receipts  . . . . . . . . . . . . . . . . . . .        318            315
                                                                             -------       --------
    Net cash provided by operating activities   . . . . . . . . . . . . .      3,597          1,536
                                                                             -------       --------

Cash flows from investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .    (10,819)        (2,195)
                                                                             --------      --------
    Net cash used in investing activities   . . . . . . . . . . . . . . .    (10,819)        (2,195)
                                                                             --------      --------

Cash flows from financing activities:
  Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .     12,500              --
  Debt issue cost   . . . . . . . . . . . . . . . . . . . . . . . . . . .       (321)             --
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . .     (1,905)        (1,421)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (483)          (311)
  Proceeds from stock options exercised   . . . . . . . . . . . . . . . .         49             --
                                                                             -------       --------
    Net cash provided by (used in) financing activities   . . . . . . . .      9,840         (1,732)
                                                                             -------       --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .      2,618         (2,391)
Cash and cash equivalents, beginning of period  . . . . . . . . . . . . .     22,759         26,536
                                                                             -------       --------
    Cash and cash equivalents, end of period  . . . . . . . . . . . . . .  $  25,377      $  24,145
                                                                            ========       ========

Reconciliation of net income to net cash provided by operating activities:

  Net  income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,695      $   3,084
                                                                            --------       --------

  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization  . . . . . . . . . . . . . .      2,282            795
    Capitalized general and administrative  . . . . . . . . . . . . . . .       (701)          (172)
    Increase in accounts receivable related to operating activities   . .     (1,769)        (1,988)
    Increase (decrease) in accounts payable related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         98            (78)
    Increase (decrease) in accrued liabilities related to operating
      activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        310           (294)
    Other noncash items   . . . . . . . . . . . . . . . . . . . . . . . .       (318)           189
                                                                             --------      --------
      Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . .        (98)        (1,548)
                                                                             --------      ---------
         Net cash provided by operating activities  . . . . . . . . . . .  $   3,597      $   1,536
                                                                            ========       ========





        The accompanying notes are an integral part of this statement.

             THE PHOENIX RESOURCE COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

         All references herein to the "Company" mean The Phoenix Resource Companies, Inc. and/or one or more of its wholly-owned subsidiaries. The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with accounting policies set forth in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements therein. The financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position and the results of operations for such periods.

NOTE 2 -- PROPOSED MERGER:

         A special meeting of the Company's stockholders will be held on May 20, 1996 to consider the approval of a merger (the "Merger") of the Company and Apache Corporation ("Apache"). Pursuant to the Agreement and Plan of Merger, dated March 27, 1996 (the "Merger Agreement"), if a majority of the stockholders of the Company approve the Merger and certain other conditions are satisfied or waived, each outstanding share of common stock of the Company will be converted into the right to receive .75 shares of Apache common stock and $4.00 in cash, and the Company will become a wholly-owned subsidiary of Apache, all as more particularly described in the Proxy Statement/Prospectus related thereto dated April 17, 1996.

         If the Merger is consummated the Company will pay, as a result of the Merger, the following amounts: (i) a transaction fee to its investment banker, Petrie Parkman & Co., in the amount of $3.5 million; (ii) payments pursuant to certain employment contracts to executive officers of the Company in an aggregate amount of approximately $1.8 million; (iii) deferred incentive compensation plan payments to executive officers of the Company in an aggregate amount of approximately $1.3 million; (iv) annual incentive compensation plan payments to executive officers of the Company in an aggregate amount of approximately $0.3 million; and (v) other miscellaneous amounts of approximately $0.3 million. Of the foregoing amounts, $0.8 million had been accrued as of March 31, 1996. In addition, whether or not the Merger is consummated, the Company has and will incur in connection with the Merger Agreement up to an additional approximately $0.7 million in professional expenses, printing costs and other expenses which have not yet been accrued.

NOTE 3 -- LONG-TERM DEBT:

         During the first quarter of 1996, the Company completed a $50 million project financing for the Qarun Concession development and borrowed $12.5 million under the loan facility. This financing was arranged by the International Finance Corporation, an affiliate of the World Bank. The loan is secured by the stock and assets of the Company's wholly-owned subsidiary, Phoenix Resources Company of Qarun, and prior to the completion of the development project the loan is guaranteed by the Company. Interest payments will commence June 15, 1996 and will be payable semi- annually at a rate equal to the London Inter-Bank Offered Rate plus 2-3/8% to 3%. Semi-annual principal payments commence June 15, 1998 and continue through 2002.

NOTE 4 -- CAPITAL STOCK AND OPTIONS:

         Capital Stock - A two-for-one split of the number of shares of Common Stock outstanding was effected in September 1995. All references in the accompanying first quarter

1995 financial statements to the number of common shares and per share amounts have been restated to reflect the split.

         On February 16, 1996 the Company purchased 100,000 shares of its Common Stock in open market transactions at a price of $19 per share. As of March 31, 1996 a total of 864,164 shares of Common Stock were held as Treasury Stock.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

         The following discussion and analysis of the quarter ended March 31, 1996 compared to March 31, 1995 should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

         Net income for the first quarter of 1996 was $3.7 million, a 20% increase compared to the same period of 1995. Net operating revenues (oil and gas revenues less production costs) for the first quarter of 1996 increased $2.8 million, or 69%, compared to the first quarter of 1995. The increases in net income and net operating revenues were primarily due to production from the Qarun Concession, which commenced in late November 1995, and higher oil prices. Average daily gross oil production from the Qarun Concession was 5,459 barrels per day for the first quarter of 1996. Average daily gross oil production from the Khalda Concession was 31,461 barrels per day for the first quarter of 1996 compared to 31,372 barrels per day in the same period of 1995. The average price for the first quarter of 1996 was $18.61 per barrel, 11% higher than the $16.83 per barrel received in the first quarter of 1995.

         Depreciation, depletion and amortization ("DD&A") for the first quarter of 1996 increased $1.5 million, or 187%, compared to the first quarter of 1995 primarily due to the inclusion of costs attributable to proved reserves added from the Qarun Concession. The costs recognized on the Qarun Concession for DD&A purposes include future costs for central processing, pipeline and storage facilities, which facilities may be utilized to handle production volumes from subsequent additions to proved reserves. Accordingly, costs attributable to future reserves in Qarun, if and when added, could be less per barrel than that applicable to reserves presently considered proved on the Qarun Concession.

         General and administrative expense for the first quarter of 1996 increased $0.2 million, or 37%, compared to the first quarter of 1995 primarily due to an increase in the accrual for deferred incentive compensation as a result of an increase in the market price of the Company's Common Stock.

                        LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996 the Company's working capital (current assets less current liabilities) was $34.5 million, which included cash and cash equivalents of $25.4 million. Net cash provided by operating activities for the quarter ended March 31, 1996 was $3.6 million. Net cash provided by financing activities for the quarter ended March 31, 1996 was $9.8 million. Cash utilized in investing activities was $10.8 million, which was primarily used for development of the Qarun Concession.

         The Company's current sources of liquidity are working capital, cash flow from operations and a $50 million project financing facility provided by the International Finance Corporation to fund the Company's share of expenditures in the Qarun Concession. In early 1996 the Company borrowed $12.5 million under this facility. Interest payments on the loan facility will commence June 15, 1996 and will be payable semi-annually at a rate equal to the London Inter-Bank Offered Rate plus 2-3/8% to 3%. Semi-annual principal payments commence June 15, 1998 and continue through 2002.

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

                                    PART II

Exhibits

         None.

Current Reports on Form 8-K

         A Current Report on Form 8-K dated March 27, 1996, regarding the proposed merger with Apache Corporation, was filed by the Company, pursuant to
Item 5. Other Events.

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

                                         THE PHOENIX RESOURCE COMPANIES, INC.
                                         ------------------------------------
                                                     (Registrant)


                                   By:           /s/Cheryl A. Rich
                                      ------------------------------------------
                                                   Cheryl A. Rich
                                       Vice President & Chief Financial Officer
                                      (Principal Financial & Accounting Officer)
DATE:  May 14, 1996

                                 EXHIBIT INDEX

Exhibit
Number                  Description
- -------                 -----------

27                 Financial Data Schedule